Form 10QSB
period 2007-03-31
PROELITE, INC.
filed 2007-06-28
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      To
Commission file number 333-139982

ProElite, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
New Jersey	22-3161866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12121 Wilshire Blvd., Suite 1001
Los Angeles, CA 90025
(Address of Principal Executive Offices)
(310) 526-8700
(Issuer’s Telephone Number, Including Area Code)
Pro Elite, Inc.
12100 Wilshire Blvd., Suite 800
Los Angeles, CA 90025
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☐ No ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
          As of June 20, 2007 there were 43,028,333 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

ProElite, Inc.
INDEX
		Page No.
	PART I. FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements	3
	Condensed Balance Sheets March 31, 2007 and December 31, 2006	3
	Condensed Statement of Changes in Shareholders’ Equity	4
	Condensed Statement of Operations Three-month periods ended March 31, 2007	5
	Condensed Statement of Cash Flows Three-month periods ended March 31, 2007	6
	Notes to Condensed Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	13
Item 3	Controls and Procedures	17
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits	18
	Signatures	18
	Exhibit Index	18
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
ProElite, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,072,290	$7,295,825
Restricted cash	75,000	-
Accounts receivable	12,250	-
Advance to Orientations	65,881	65,881
Prepaid expenses	121,424	165,745
Rent deposit	38,184	16,683
Total current assets	9,385,029	7,544,134
Fixed assets, net	747,734	157,733
Other assets
Prepaid distribution costs, net	1,079,665	572,880
Prepaid license fees, net	161,533	176,677
Deposits and other assets	109,415	33,294
Total other assets	1,350,613	782,851
Total assets	$11,483,376	$8,484,718
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$624,663	$208,283
Accounts payable - related party	664,510	-
Other accrued liabilities	346,572	346,572
Deferred revenue	250,000	-
Registration rights liability	200,000	300,000
West Coast settlement	150,000	-
Total liabilities	2,235,745	854,855
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 42,500,000 and 37,499,999 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,250	3,750
Additional paid-in-capital	18,046,183	11,875,968
Accumulated deficit	(8,802,802)	(4,249,855)
Total shareholders’ equity	9,247,631	7,629,863
Total liabilities and shareholders’ equity	$11,483,376	$8,484,718

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Operations
 (Unaudited)

Three Months Ended March 31, 2007
Revenue	$314,604
Cost of revenue	1,735,724
Cost of revenue - related party	664,510
Total cost of revenue	2,400,234
Gross loss	(2,085,630)
Operating expenses
Marketing	103,529
Web site operations	415,170
General and administrative expenses	2,064,842
Total operating expenses	2,583,541
Operating loss	(4,669,171)
Other income
Interest income	116,224
Total other income	116,224
Loss before income taxes	(4,552,947)
Income taxes	-
Net loss	$(4,552,947)
Loss per share
Basic and diluted	$(0.11)
Weighted average shares outstanding
Basic and diluted	42,277,778

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2006	37,499,999	$3,750	$11,875,968	$(4,249,855)	$7,629,863
Common stock and warrant issued for cash	5,000,001	500	4,999,500	-	5,000,000
Warrant issued to Showtime	-	-	608,000	-	608,000
Stock options and warrants expense	-	-	462,715		462,715
Reduction of registration rights liability	-	-	100,000	-	100,000
Net loss	-	-	-	(4,552,947)	(4, 552,947)
Balance at March 31, 2007	42,500,000	$4,250	$18,046,183	$(8,802,802)	$9,247,631

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Cash Flows
 (Unaudited)

Three Months Ended March 31, 2007
Cash flows from operating activities
Net loss	$(4,552,947)

Adjustments to reconcile net loss to net cash used in operating activities
Stock- and warrant- based compensation	462,715
Depreciation and amortization	144,484
Change in operating assets and liabilities:
Increase in accounts receivable	(12,250)
Increase in prepaid expense and other assets	(86,595)
Increase in accounts payable and accrued expenses	1,230,890
Increase in deferred revenue	250,000
Net Cash used in operating activities	(2,563,703)
Cash flows from investing activities
Purchase of fixed assets	(584,832)
Cash flows from financing activities
Cash pledged as collateral for credit card facility	(75,000)
Issuance of common stock and warrant for cash	5,000,000
Net Cash provided by financing activities	4,925,000
Net increase in cash	1,776,465
Cash and cash equivalents at beginning of period	7,295,825
Cash and cash equivalents at end of period	$9,072,290

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

Supplemental disclosures of non-cash investing and financing activities:

In connection with the warrant issued to Showtime on January 5, 2007, the Company recorded the $608,000 value of the warrant as prepaid distribution costs.

At March 31, 2007, the Company reduced its registration rights liability related to the shares issued in a October 2006 private placement by $100,000, with a corresponding increase to paid-in capital.

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of ProElite, Inc., a New Jersey company (“ProElite” or the “Company”), and its subsidiaries, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all adjustments which are considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements included in our registration statement on Form SB-2 for the year ended December 31, 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The Company was formed in August 2006 and was considered a development stage company until the first quarter of 2007.

In May 2007, the Company, by consent of its shareholders, changed its name from “Pro Elite, Inc.” to “ProElite, Inc.”

Revenue Recognition

The Company earns revenue primarily from ticket sales. The Company also earns incidental revenue from merchandise sales, sponsorship at live events, and distribution agreements. Ticket sales are managed by third-parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides final attendance reporting to the Company. Revenue from merchandise sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship and distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

Cost of Revenue

Costs related to live events are recognized when the event occurs. Event costs incurred prior to an event are capitalized to prepaid costs and then expensed at time of the event. Costs primarily include: TV production, fighter purse, arena, travel and transportation, advertising, officiating, and set design.

Note 2	Net Loss Per Share

Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three months ended March 31, 2007 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

Weighted-average common shares outstanding - basic	42,277,778
Dilutive effect of stock options and warrants	-
Equivalent average common shares outstanding - diluted	42,277,778

The effect of options and warrants (12,256,667) are excluded for the three month period ended March 31, 2007 because the effect is anti-dilutive.

Note 3	Income Tax Expense

The provision for income taxes in the three months ended March 31, 2007 was offset by an increase in the deferred tax asset valuation allowance.

During the quarter ended March 31, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption on FIN 48 did not have an effect on the net loss for the quarter ended March 31, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of March 31, 2007, the Company has recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is zero based on the fact that the Company currently has a full reserve against our unrecognized tax benefits.

Note 4	Liabilities

Other Accrued Liabilities

In connection with the reverse merger of the Company and the predecessor registrant (see Note 1 of the Company’s financial statements in the registration statement on Form SB-2 declared effective May 14, 2007), the Company assumed accounts payable of approximately $210,000 and notes payable of approximately $137,000, which existed at the time the predecessor registrant ceased operations. At March 31, 2007, these liability balances remained unchanged from the date of the reverse merger.

Registration Rights Liability

In connection with the October 2006 private placement, the Company entered into a Registration Rights Agreement with its investment banker. The agreement calls for the Company to pay monthly “liquidated damages” to the investment banker if the Company’s registration statement is not declared effective by the Securities and Exchange Commission by March 15, 2007. The liquidated damages commenced on March 16, 2007 and were calculated at 1% per month of the gross private placement proceeds ($10 million) for up to 24 months for each month that the registration statement was not declared effective. The registration statement was declared effective on May 14, 2007, two months after the liquidated damages commenced. At December 31, 2006, management estimated the registration statement would be declared effective three months following March 15, 2007; and, accordingly, accrued a liability of $300,000 at December 31, 2006. At March 31, 2007, the liability was reduced by $100,000 to $200,000 (two months of liquidated damages) with a corresponding increase to additional paid in capital.

Note 5	Commitments

In March 2007, the Company entered into a non-cancelable lease for office space and paid a deposit of $109,415 to the landlord. The Company took possession of the office space and began paying rent in June 2007. The lease agreement calls for the following annual minimum lease payments:

Year ending December 31,	Amount
2007	$213,000
2008	384,000
2009	399,000
2010	415,000
2011	432,000
2012	219,000
$2,062,000

Note 6	Litigation and Potential Claims

On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles. In our lawsuit, we seek a judicial declaration that the allegations in the demand letter are false. In addition, the lawsuit alleges that Wallid has misappropriated the Company’s business plan and other confidential and proprietary information, that Wallid has been unjustly enriched at the Company’s expense, that Wallid is engaging in unfair competition with the Company, and that Wallid’s actions violate California Business and Professions Code sections 17200, et seq. On January 3, 2007, we sent the summons and complaint in the lawsuit to Wallid’s counsel, along with a request that Wallid’s counsel accept service of process.

In mid-January, 2007, Wallid filed suit in the United States District Court for the District of New Jersey against the Company, Doug DeLuca, David Marshall, Kurt Brendlinger, Eric Pulier, and Santa Monica Capital Partners. On February 1, 2007, having not served the original complaint, Wallid filed an amended complaint. Wallid alleges that the “defendants” formed I-Fight, Inc. with Wallid, that Wallid owned 40% of I-Fight, Inc., that the parties formed Real Sport, Inc. to serve as a holding company for I-Fight, Inc. and Wallid was given a 40% equity interest in Real Sport, and that the defendants agreed to pay Wallid a salary of $250,000 per year to organize and promote mixed martial arts events for I-Fight, Inc. Wallid alleges that the defendants then ousted him from the venture on the eve of a private offering and subsequent reverse merger to take I-Fight, Inc. public. Wallid alleges that his shares in Real Sport should have been exchanged for an interest in the Company and seeks a judicial declaration that he is the owner of a 23.53% to 26.67% equity interest in the Company. Wallid also seeks damages in excess of $75,000 and punitive damages of no less than $10 million. The Company has not yet been served with process in this action. The Company denies Wallid’s allegations and intends to assert a vigorous defense.

West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”) on January 23, 2007, and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of the compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability has been accrued for the $150,000 at March 31, 2007.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime Networks and the Company in which it alleges that the defendants infringed Zuffa’s copyrights for footage from certain Ultimate Fighting Championship events and alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. The Company and Showtime have filed a motion to dismiss the case, and the parties to the lawsuit are currently waiting for a decision from the court.

Note 7	Shareholders’ Equity

Stock-Based Compensation

The Company currently offers a stock-based compensation plan to its employees, directors and consultants. These plans are administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Refer to Note 12 of the Company’s financial statements in Form SB-2 for the period ended December 31, 2006 for additional information related to the Company’s stock based compensation plans.

The Company accounts for stock-based compensation arrangements with its employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2007, the Company incurred $337,000 of expense related to stock based compensation under this plan and $126,000 of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

March 31, 2007
Black-Scholes Model:
Risk-free interest rate	4.5% - 4.84%
Expected life, in years	6.5
Expected volatility	60.0%
Dividend yield	0.0%

Expected volatility is based on the historical volatility of the share price of companies operating in similar industries. The expected term is based on management’s estimate of when the option will be exercised which is generally consistent with the vesting period. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents stock option activity for the three months ended March 31, 2007:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,570,000	$2.00
Granted	2,610,000	$2.00
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2007	4,180,000	$2.00
Outstanding Exercisable at March 31, 2007	290,833	$2.00

At March 31, 2007 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was $0.

At March 31, 2007 there was approximately $1.9 million of unrecognized compensation cost related to non-vested share-based payments, which is expected to being expensed through 2012.

On January 8, 2007, the Company granted stock options to a new director to purchase 100,000 shares of common stock with an exercise price of $2.00 per share. The options have a fair value of approximately $55,000, which was expensed in January 2007 as the options vested immediately and the director subsequently resigned from the board of directors in the month of issuance. The options have a term of 10 years.

On January 8, 2007, the Company issued to an officer, an option to purchase 1,700,000 shares of common stock at $2.00 per share. The options vested 340,000 shares immediately with the remainder vesting over four years. The term of the option is 10 years. The option has a fair value of approximately $1,099,000, and is being amortized on a straight-line basis over the vesting period.

During the quarter ended March 31, 2007, the Company granted 810,000 options to employees in individual grants ranging from 10,000 to 300,000 options. All options have exercise prices at $2.00, vest over four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $1,169,000 and is being amortized on a straight-line basis over the vesting period.

Warrants

The following table represents warrant activity for the three months ended March 31, 2007:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	10,453,333	$1.92
Granted	4,556,667	2.00
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2007	15,010,000	$1.95
Outstanding exercisable at March 31, 2007	12,025,556	$1.93

At March 31, 2007 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was $390,000.

At March 31, 2007 there was approximately $1.3 million of unrecognized cost related to non-vested share-based payments, which is being expensed through 2012.

During the quarter ended March 31, 2007, the Company issued 390,000 warrants to consultants for services and warrants to Showtime, as discussed below. The value of the warrants issued to consultants was calculated as $211,207 using a Black-Scholes option pricing model with the following assumptions: expected term of 5 years, expected volatility of 60%, risk-free interest rates ranging from 4.48% to 4.78% and dividend yield of 0%.

SHOWTIME Securities Purchase

On January 5, 2007, pursuant to a Securities Purchase Agreement the Company entered into with Showtime, the Company issued an aggregate of 1,666,667 units for $5 million in cash, consisting of 3 shares of common stock and a three-year warrant to purchase 1 share of common stock at a per share exercise price of $2.00 to Showtime, at a per unit price of $3.00. The warrants were valued at $345,000 . Additionally, the Company issued a seven-year warrant to purchase 2.5 million shares of common stock to Showtime at a per share exercise price of $2.00, as additional consideration of the exclusive distribution agreement entered into in November 2006. These warrants have been valued at $608,000 and are being amortized into operations over a three-year period commencing January 5, 2007. The Showtime warrants were exercisable as of the date of grant, January 5, 2007.

The value of the above warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 60%, risk free interest rate ranging from 4.48% to 4.48%, a stock price of $0.9312, and expected lives of 1.5 to 3.5 years.

Note 8	Related Party Transactions

During the quarter ended March 31, 2007, the Company incurred $664,510 of expenses directly related to the Company’s Destiny event in February 2007, which was produced by Showtime on behalf of the Company. This amount was recorded in cost of revenue for the quarter ended March 31, 2007 and was payable to Showtime at March 31, 2007.

The Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to an affiliate for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing.

Note 9	Subsequent Events.

On April 3, 2007, 320,000 shares of the Company’s common stock were issued to MMA Entertainment, Inc., an affiliate of Frank Juarez “Shamrock”, for personal services provided by Shamrock to the Company. The term of the agreement is three years. Shamrock’s duties include media interviews, on-camera interviews during live events, serving as a spokesperson at press conferences, maintaining and performing live chats on the Company website, and participating in a reality-based television series. In connection with this agreement the Company valued the shares at $2.00 per share, the then fair market value, or $640,000 which will be expensed over the term of the agreement. The shares are subject to a two-year lock-up agreement and will vest in equal quarterly installments over the term of the agreement. The investor is restricted from selling any shares for the first two years of the term. If the agreement is terminated prior to the end of the term then the unvested portion of shares will be returned to the Company and the Company will have no further obligation to either Shamrock or his affiliate(s).

On June 2, 2007, the Company co-produced a live event at the Los Angeles Coliseum in conjunction with FEG USA, Inc. Through June 20, 2007, the Company has received approximately $500,000 of the $700,000 expected from FEG USA, Inc. for producing the event..

In June 2007, the Company began preparing a private placement for a maximum of $60,000,000 of Units, with each Unit consisting of one share of common stock and one-half of a five year warrant to purchase common stock. Ten percent of the Units, not to exceed $5 million, may include shares of common stock offered by certain selling shareholders (the “Selling Shareholders”), including shares underlying warrants and options held by certain of them. The Company will not receive any of the proceeds from the sale of securities by these Selling Shareholders. The purchase price of each unit is $7.00 and the warrants included in the Units have an exercise price of $7.00 per share. The maximum number of shares and warrants to be issued in the private placement would be 8,571,429 and 4,285,714, respectively. The Company has agreed to pay a placement fee to its investment banker of cash equal to 10% of the proceeds raised and a five-year warrant to purchase an equivalent number of common shares as sold in the private placement at $7.00 per share. The terms of the private placement provide full anti-dilution protection to investors in the private placement for 24 months following registration with the Securities and Exchange Commission of these common stock and warrants against future financings with issuance prices less than $7.00 per share. Additionally, the private placement agreement requires the Company to register the common shares sold with the Securities and Exchange Commission (“SEC”) within 45 days of closing the offering or is not declared effective by the SEC within 90 days from the initial filing of the registration statement.. The private placement agreement calls for the Company to pay, in cash, liquidated damages in an amount equal to 1% of the purchase price per month if the shares are not registered within 45 days.

In April 2007, the Company granted 205,000 options and 20,000 warrants to purchase common stock to employees and consultants. The option strike prices ranged from $2.00 to $3.25 per share. The value of these options and warrants was calculated as approximately $130,000 using the Black-Scholes option pricing model. The value will be charged to expense over the expected term of the grants (5 to 6.5 years) or service period, if shorter.

In June 2007, the Company signed an agreement with JMPB, Inc. to produce a television reality show featuring fighters from the Company’s EliteXC division. In consideration therewith, the Company issued warrants to purchase up to 17,000,000 shares of common stock to the producer as consideration. The value and vesting of these shares will be determined based upon certain performance criteria as defined in the agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Mixed Martial Arts, commonly referred to as MMA, is a sport growing in popularity around the world. In MMA matches, athletes use a combination of a variety of fighting styles, including boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do, and wrestling. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in 21 states. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision. Scoring for a judge’s decision is conducted by a panel of three judges provided by the relevant state athletic commission, using a ten-point system similar to the scoring system used in boxing. Referees attending matches are also provided by the relevant state athletic commission and are qualified to referee at a MMA competition. During fights, which typically consist of three four-minute rounds, referees strictly enforce the rules of conduct implemented by the relevant state’s athletic commission and required by the organization promoting the event.

Historically, MMA events were broadcast in the United States only through pay-per-view arrangements. MMA events were broadcast for the first time on free cable television in 2004. Spike TV, a cable television broadcaster, recently issued a press release stating that it is currently broadcasting the fourth season of a popular reality television program, “The Ultimate Fighter,” based on MMA training and competitions, which attracts roughly two million viewers per week. In addition, competing MMA promoters have continued to grow the pay-per-view audience for their MMA events as well as their presence on broadcast and basic cable television. According to a recent article from MMA Weekly, MMA’s biggest live event in the United States in 2006, UFC 66, generated more than twice the revenue generated by Pro Wrestling’s biggest event for 2006 in the United States, WWE Wrestle Mania.

The Company’s business plan is to capitalize on the popularity and growth of mixed martial arts in building an “Elite” fight brand, EliteXC, while also taking advantage of the internet to capture fans, fighters and organizations in combat sports with its ProElite.com social networking site. Mixed martial arts (MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased PPV buys and interest by national media including ESPN, CBS Sportsline, 60 Minutes and Sports Illustrated. We plan on reaching MMA fans and participants through normal marketing channels (print, television, radio) and harnessing the efficient networking available over the Internet. We are in the process of acquiring multiple on- and off-line brands to increase our entertainment properties, content libraries and tool set offerings for fighters, fans and organizations in and around MMA. EliteXC, our fight brand, produces and promotes live events featuring the top fighters in MMA while ProElite.com has created an MMA grassroots online social network. We cross-promote our Internet and live properties so that each can strengthen the other.

EliteXC has successfully run three events in 2007, including the most recent event feature on pay-per-view on June 22, 2007. We co-promoted this event with Strikeforce, which drew a crowd of more than 10,000 at the HP Pavilion in San Jose, California, and featured popular fighters including Frank Shamrock, Phil Baroni, Murila “Ninja” Rua and Joey Villasenor. The DVD for this event will go on sale in early July 2007. EliteXC plans to run at least one event per month for the rest of 2007 and 2008. EliteXC has also signed some of the most exciting fighters in the sport to multiple fight contracts, including Frank Shamrock, Ninja Rua and Gina Carano.

ProElite.com has grown to over 30,000 registered members since its launch on February 1, 2007. ProElite.com has streamed five live events and garnered significant attention in the MMA community by featuring other fight brands in addition to EliteXC such as Cage Rage (London), ICON Sports (Hawaii), No Limits Gym (California) and Abu Dhabi (Grappling tournament). In addition to providing tools for MMA fans, fighters and organizations, ProElite.com can replicate its offering to other combat sports. ProElite.com recently completed a licensing and marketing deal with On The Mat (a grappling and fight apparel brand) to expand its grappling offerings. ProElite.com intends to do the same with other disciplines in martial arts, including judo, karate, and wrestling.

Our business model includes partnering with (and creating) the best distribution channels for the video content created by our live events and on-line products. The distribution channels include Showtime, CBS Sportsline, other major portals as well as additional television network and cable channels. Each live event may generate up to fifty hours of MMA video footage and we have finalized licensing deals for the right to thousands of hours of MMA and other combat footage. This footage can be edited into videos or other formats that can be sold on our ProElite.com website or used to market our fighters and future events through the ProElite.com website and other distribution partners.

The talent pool for MMA athletes is growing rapidly as there is an estimated tens of thousands of martial arts focused training schools in the United States. It is estimated that there are millions of martial arts practitioners, including high school and college wrestling participants, in the United States alone. In addition, MMA is a global sport with many foreign athletes competing in U.S. based events, and many U.S. athletes competing in international organizations, including Pride Fighting and K-1 (kickboxing) of Japan. MMA athletes typically begin their careers after successfully competing in wrestling, martial arts, kickboxing, or other related sports.

Prior to the reverse merger referred to below, we were an inactive company. Upon the reverse merger, we became the holding company for newly formed entities that (a) organize and promote mixed martial arts matches, and (b) create an internet community for martial arts enthusiasts and practitioners. On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between us and the shareholders of Real Sport, Inc., we issued 25,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of Real Sport, Inc. As a result of this reverse merger transaction, Real Sport is now our wholly owned subsidiary, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, we completed a private placement of our securities with gross proceeds of $10,000,000.

Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), each of which were formed on August 10, 2006 and September 13, 2006, respectively, to capitalize on the popularity and growth of mixed martial arts while taking advantage of the internet to reach fans and practitioners of a sport that has seen substantial growth over the last several years. Since inception to March 31, 2007, we generated revenues of $314,604. Our net loss from inception through March 31, 2007 was $8,802,802. At March 31, 2007 working capital amounted to $7,149,284 and our stockholders’ equity was $9,247,631.

Lifelogger

Effective November 30, 2006, Real Sport acquired the tangible and intellectual property assets of Lifelogger LLC, a Delaware limited liability company, for shares of Real Sport which have been exchanged in the Reverse Merger for 4,000,000 shares of our common stock, 1,000,000 of which were held in escrow until January 29, 2007 to confirm the representations and warranties from the seller. The intellectual property acquired was a set of advanced social networking, online depository, and personalized content tools that we anticipate will provide much of the backbone for our online community. Its current functionality includes user generated customized sites, storage of audio, video and messages, customer sign-up and tracking, blogging, web-links, and social networking. We expect to generate license fees from the intellectual property we acquired from Lifelogger LLC.

Rumble World Entertainment

The Company has entered into a licensing agreement with Rumble World Entertainment, Inc. and Rumble World Entertainment, LLC as of November 28, 2006, pursuant to which they granted to the Company the exclusive rights to its trademarks for a period of three years. The Company intends to use the property licensed under the agreement to produce events in martial arts and combat sports, including mixed martial arts. In exchange for the right to use Rumble World’s intellectual property, the Company issued to Rumble World a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $2.00 per share, which vests over a term of three years in three equal installments. As part of our agreement, the Company will enter into a services agreement with Jay Dee Penn, the founder of Rumble World, and another Rumble World employee for their exclusive services in the area of mixed martial arts. Mr. Penn’s services agreement is for a three-year term and the other services agreement is on an at-will basis. During the term, Mr. Penn is entitled to attend the Company scheduled board meetings as a silent and non-voting attendee.

The parties will split the proceeds of all events marketed under the brands Rumble World, RWE and/or Rumble World Entertainment, less the costs that the Company incur in connection with the Rumble World events, including distribution fees of up to 30% of the total proceeds and management fees of 15% from the gross receipts of the event (less the distribution fees). Any excess of expenses or fees over revenues for a Rumble World event will be carried over to the next such event.

At the end of the three-year term, the Company has the option to purchase all outstanding membership interests of Rumble World for an amount to be determined, provided that the amount be no less than $7 million. This amount will be equal to: (a) four times Rumble World’s share of the EBIDTA for the events produced by Pro Elite that utilize Rumble World’s intellectual property, for the twelve months preceding the anniversary, or (b) upon Rumble World’s election, the average EBITDA of the three years during the term. This purchase price will be payable in cash, Company common stock, or a combination of both.

Showtime

The Company has entered into an Exclusive Distribution Agreement with Showtime Networks Inc., pursuant to which Showtime Networks has licensed the exclusive television rights in the United States to all mixed martial arts events produced by the Company for a term that commenced on November 8, 2006 and continues until December 31, 2009, unless the term is extended as set forth in the agreement.  The agreement contemplates both regular airings on the SHOWTIME channel as well as Pay-Per-View specials. In addition, Showtime Networks has certain rights to distribute the television rights in the events in international territories and has the right to participate in home video and other revenue streams derived from the events. All rights not granted to Showtime Networks are reserved to the Company.

For 2007, the Company is solely responsible for all costs and expenses associated with television production, and will not receive any license fees. License fees from Showtime Networks in 2008 and 2009 will be split between the Company and Showtime Networks. For each event featured on pay-per-view, the Company will receive the proceeds received by Showtime Networks, less the distribution fee and advances made by Showtime Networks on our behalf for marketing, public relations and television production for the pay-per-view event. The Company may offer the pay-per-view event on ProElite.com website at least 45 days from the date of such event. Any revenues derived from the sale of our merchandise by Showtime Networks, or through Showtime Networks’ website or telecasts will be split 70% to the Company and 30% to Showtime Networks.

In connection with the Exclusive Distribution Agreement, the Company has also sold in a private placement shares of common stock and warrants to Showtime Networks. See Private Placements below for further discussion.

Shamrock

The Company has entered into an Unarmed Combatant Promotional Agreement with Frank Shamrock, Inc., dated as of December 1, 2006 for the services of Frank Juarez “Shamrock”, pursuant to which Mr. Juarez or Shamrock granted the Company the exclusive right to promote him as a fighter in mixed martial arts, martial arts and unarmed combatant contests. In connection with the Unarmed Combatant Promotional Agreement, the Company has entered into a personal services Agreement with an affiliate of Shamrock. The Company issued shares of common stock to Shamrock’s affiliate in exchange for his services as spokesman and consultant and appearances at various ProElite events. Shamrock has a page on the ProElite.com website, which will include blog entries, live chats, on-camera interviews before and after events. Shamrock is also featured on our other website, EliteXC.com.

Results of Operations

For the three-month period ended March 31, 2007.

The Company was formed in 1992 and began operations after a reverse merger in August 2006. Therefore, the Company has no financial results for the three-month period ended March 31, 2006.

     Revenue. Revenue was $314,604 for the three-month period ended March 31, 2007. The revenue was from ticket, sponsorship, and merchandise sales related to the Company’s February event.

     Gross Loss. Gross loss in the quarter ended March 31, 2007 was $2,085,630 due to the costs of the Company’s February 2007 event exceeding associated revenue.

     Marketing Expenses. Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Sales and marketing expenses were $103,529 in the quarter ended March 31, 2007 and represent Internet advertising and public relations. We anticipate sales and marketing expenses to increase as we promote our Company and brands.

     Web site operations. Web site operations expenses consist primarily of wages and consultants’ fees related to running the Company’s Internet web sites. Web site operations expenses were $415,170 for the quarter ended March 31, 2007. The Company also capitalized $316,682 of costs associated with the ProElite.com and EliteXC.com websites during the first quarter.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, consultants, professional services, travel, facility costs, stock-based compensation expense, amortization of certain intangible assets and other general corporate expenses. General and administrative expenses were $2,064,842 during the first quarter of 2007.

     Loss from Operations. Loss from operations was $4,669,171 for the three months ended March 31, 2007 as the Company was in the beginning phases of executing its business plan.

     Net Loss. Net loss in the first quarter of 2007 was $4,552,947 or $0.11 per share. The net loss during the first quarter was due mainly to the same factors noted above in “Loss from Operations”.

     Liquidity and Capital Resources. Net cash used by operating activities was $2,563,703 for the quarter ended March 31, 2007. The use of cash was primarily the result of the Company being in the early phases of executing its business plan.

     Net cash used in investing activities was $584,832 for the quarter ended March 31, 2007 due to the purchase of equipment.

     Net Cash provided by financing activities was $4,925,000 in the quarter ended March 31, 2007 due to the issuance of common stock and warrants to Showtime.

     Cash and cash equivalents as of March 31, 2007 was $9,072,290. Our cash and cash equivalents are not expected to be sufficient to fully execute our three year business plan. As such, we actively seek to raise additional financing. If we are unable to raise sufficient additional financing, our growth may be limited. There can be no assurances that we will be able to raise sufficient financing on favorable terms and conditions.

Management believes that we currently have sufficient cash to finance our current operations for the next twelve months.

 Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on such evaluation, such officers have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In evaluating our internal controls as of December 31, 2006, our auditors noted several material weaknesses and a significant deficiency which we are working to address. The material weaknesses noted were: (1) the Company inadequately maintained accounting records, (2) accounting policies and procedures were not formally documented, (3) the accounting department did not have sufficient technical accounting knowledge, (4) an affiliate did not provide adequate accounting for funds advanced by the Company.

(b) Changes in internal controls. The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are actively working to eliminate the internal control weaknesses and deficiency noted by: bringing all accounting and record maintenance in-house, implementing Microsoft Dynamics/Great Plains accounting software; formally documenting accounting policies and procedures; hired two accounting professionals and creating centralized, on-site document repositories and maintenance.
There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Forward Looking and Cautionary Statements

This Form 10QSB contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this prospectus.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this prospectus reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this prospectus, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this prospectus or to conform these statements to actual results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles. In our lawsuit, we seek a judicial declaration that the allegations in the demand letter are false. In addition, the lawsuit alleges that Wallid has misappropriated the Company’s business plan and other confidential and proprietary information, that Wallid has been unjustly enriched at the Company’s expense, that Wallid is engaging in unfair competition with the Company, and that Wallid’s actions violate California Business and Professions Code sections 17200, et seq. On January 3, 2007, we sent the summons and complaint in the lawsuit to Wallid’s counsel, along with a request that Wallid’s counsel accept service of process.

In mid-January, 2007, Wallid filed suit in the United States District Court for the District of New Jersey against the Company, Doug DeLuca, David Marshall, Kurt Brendlinger, Eric Pulier, and Santa Monica Capital Partners. On February 1, 2007, having not served the original complaint, Wallid filed an amended complaint. Wallid alleges that the “defendants” formed I-Fight, Inc. with Wallid, that Wallid owned 40% of I-Fight, Inc., that the parties formed Real Sport, Inc. to serve as a holding company for I-Fight, Inc. and Wallid was given a 40% equity interest in Real Sport, and that the defendants agreed to pay Wallid a salary of $250,000 per year to organize and promote mixed martial arts events for I-Fight, Inc. Wallid alleges that the defendants then ousted him from the venture on the eve of a private offering and subsequent reverse merger to take I-Fight, Inc. public. Wallid alleges that his shares in Real Sport should have been exchanged for an interest in the Company and seeks a judicial declaration that he is the owner of a 23.53% to 26.67% equity interest in the Company. Wallid also seeks damages in excess of $75,000 and punitive damages of no less than $10 million. The Company has not yet been served with process in this action. The Company denies Wallid’s allegations and intends to assert a vigorous defense.

On January 23, 2007, West Coast filed a civil action against Shamrock, and sought and obtained a temporary restraining order prohibiting Shamrock from fighting in our February 10, 2007 event. We subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in our February 10, 2007 event. We agreed to pay an aggregate of $250,000 to West Coast, out of the compensation due to Shamrock from the Company under the personal services agreement. We also entered into a co-promotion agreement with West Coast, pursuant to which we agreed to co-promote up to three live MMA events that feature Shamrock.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime Networks and the Company in the United States District Court for the District of Nevada. Zuffa alleges that the defendants have infringed Zuffa's copyrights for footage from certain Ultimate Fighting Championship events, including: UFC Japan, “Ultimate Japan 1,” dated December 21, 1997; UFC 16, “Battle in the Bayou,” dated March 13, 1998; UFC 17, “Redemption,” dated March 15, 1998, UFC Brazil, “Ultimate Brazil,” dated October 16, 1998; UFC 22, “There Can Only be One Champion,” dated September 24, 1999, UFC 45, Revolution, dated November 21, 2003. Specifically, Zuffa alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. Showtime and the Company’s response to the Complaint is due on April 16, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2007, pursuant to a Securities Purchase Agreement we entered into with Showtime Networks Inc., we issued an aggregate of 1,666,667 units, at a per unit price of $3.00, consisting of three shares of common stock and a three-year warrant to purchase one share of common stock at a per share exercise price of $2.00 to Showtime Networks. Additionally, we issued a seven-year warrant to purchase 2.5 million shares of our common stock to Showtime Networks at a per share exercise price of $2.00, in consideration of the funding provided to us. These warrants were exercisable as of the date of grant, January 5, 2007. We also issued a five-year warrant to purchase 2.5 million shares of our common stock to Showtime Networks at a per share exercise price of $2.00, in connection with our Exclusive Distribution Agreement with Showtime Networks, as described in further detail above. These warrants are exercisable upon the earlier of November 8, 2009 or the breach, if any, by us of the Exclusive Distribution Agreement. Pursuant to the investor rights agreement entered into with Showtime Networks in connection with the sale of our securities, we have granted Showtime Networks the right to appoint one member to our Board of Directors, and Santa Monica Capital Partners II, LLC, our largest shareholder, Gary Shaw, President of EliteXC Live and our director, and Douglas DeLuca, our Chief Executive Officer and director, have agreed to vote or cause to be voted all shares owned by it or him or over which it or he has voting control in whatever manner as necessary to ensure that at each annual or special meeting of shareholders at which an election of directors is held or pursuant to any written consent of the shareholders, Showtime Networks’ designee(s) will be elected to the Board of Directors.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

Item 6. Exhibits.
See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2007	PROELITE, INC.

	By:	/s/ Douglas DeLuca
Douglas DeLuca, Chief Executive Officer (Principal Executive Officer)

And:	/s/ Edward G. Hanson
Edward G. Hanson, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Form 10-QSB
Three months ended March 31, 2007

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation*

3.2	Bylaws*

4.1	Investor Warrant to Showtime Networks, Inc. to purchase Common Stock, issued January 5, 2007*

4.2	Vested Warrant to Showtime Networks, Inc. to purchase Common Stock, issued January 5, 2007*

4.3	Investor Rights Agreement dated as of January 5, 2007, by and among the Company, Showtime Networks, Inc., Santa Monica Capital Partners II, LLC, Gary Shaw and Douglas DeLuca*

4.4	SNI Warrant to Showtime Networks, Inc. to purchase Common Stock, issued January 5, 2007*

10.1	2006 Stock Option Plan of the Company*

10.2	Form of Incentive Stock Option Certificate and Stock Option Agreement (Incentive Stock Option) of the Company*

10.3	Form of Non-Qualified Option Certificate and Stock Option Agreement (Non-Qualified Option) of the Company*

10.4	Securities Purchase Agreement dated as of January 5, 2007, by and between the Company and Showtime Networks, Inc.*

10.5	Employment Agreement dated as of January 8, 2007, by and between the Company and Kelly Perdew*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.