Form 10QSB
period 2007-06-30
PROELITE, INC.
filed 2007-08-10
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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
if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of July 25, 2007 there were 46,242,619 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ProElite, Inc.
INDEX

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements	3
	Condensed Balance Sheets June 30, 2007 and December 31, 2006	3
	Condensed Statement of Operations for the three- and six-month periods ended June 30, 2007	4
	Condensed Statement of Changes in Shareholders’ Equity	5
	Condensed Statement of Cash Flows for the six-month period ended June 30, 2007	6
	Notes to Condensed Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	16
Item 3	Controls and Procedures	21
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6	Exhibits	24
	Signatures	25
	Exhibit Index	26
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

ProElite, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,953,778	$7,295,825
Restricted cash	240,000	-
Accounts receivable, net	963,019	-
Accounts receivable - Showtime	410,856	-
Prepaid expenses	68,187	165,745
Other current assets	104,065	82,564
Total current assets	5,739,905	7,544,134
Fixed assets, net	1,055,016	157,733
Other assets
Prepaid distribution costs, net	972,493	572,880
Prepaid license fees, net	141,341	176,677
Prepaid services, net	586,667	-
Rent deposit	109,415	33,294
Total other assets	1,809,916	782,851
Total assets	$8,604,837	$8,484,718
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,247,802	$208,283
Accounts payable and accrued expense - Showtime	1,127,060	-
Other accrued liabilities from predecessor company	346,572	346,572
Registration rights liability	200,000	300,000
West Coast settlement	150,000	-
Total current liabilities	3,071,434	854,855
Deferred rent and lease incentive	121,887	-
Total liabilities	3,193,321	854,855
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 43,028,333 and 37,499,999 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	4,303	3,750
Additional paid-in-capital	21,603,216	11,875,968
Accumulated deficit	(16,196,003)	(4,249,85)
Total shareholders’ equity	5,411,516	7,629,863
Total liabilities and shareholders’ equity	$8,604,837	$8,484,718

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$1,516,379	$1,830,982
Revenue - Showtime	410,856	410,856

Total revenue	1,927,235	2,241,838

Cost of revenue	2,548,877	3,514,122
Cost of revenue - Showtime	1,127,060	2,460,835

Total cost of revenue	3,675,937	5,974,957

Gross loss	(1,748,702)	(3,733,119)

Operating expenses
Marketing	165,544	269,438
Website operations	772,008	1,187,167
General and administrative expenses	4,789,762	6,955,465

Total operating expenses	5,727,314	8,412,070

Operating loss	(7,476,016)	(12,145,189)

Other income
Interest income, net	82,816	199,041

Loss before income taxes	(7,393,200)	(11,946,148)

Income taxes	-	-

Net loss	$(7,393,200)	$(11,946,148)

Loss per share - basic and diluted	$(0.17)	$(0.28)

Weighted average shares outstanding - basic and diluted	42,838,150	42,559,512

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2006	37,499,999	$3,750	$11,875,968	$(4,249,855)	$7,629,863

Common stock and warrant issued for cash	5,000,001	500	4,999,500	-	5,000,000
Warrant issued to Showtime	-	-	608,000	-	608,000
Shares issued to MMA Live Entertainment, Inc.	320,000	32	639,968	-	640,000
Warrants exercised on a cashless basis	208,333	21	(21)	-	-
Stock options and warrants expense	-	-	3,379,801		3,379,801
Reduction of registration rights liability	-	-	100,000	-	100,000
Net loss	-	-	-	11,946,148	11,946,148

Balance at June 30, 2007	43,028,333	$4,303	$21,603,216	$(16,196,003)	$5,411,516

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

Six Months Ended June 30, 2007
Cash flows from operating activities
Net loss	$(11,946,148)

Adjustments to reconcile net loss to net cash used in operating activities
Stock and warrant based compensation	3,379,801
Depreciation and amortization	419,580
Abandonment of set design costs	212,300
Reserve for doubtful accounts	13,000
Change in operating assets and liabilities:
Increase in accounts receivable	(1,386,875)
Increase in prepaid expense and other assets	(33,358)
Increase in accounts payable, accrued expenses and other liabilities	2,322,816
Net cash used in operating activities	(7,018,884)

Cash flows from investing activities
Purchase of fixed assets	(1,083,163)

Cash flows from financing activities
Cash pledged as collateral for credit card facility	(240,000)
Issuance of common stock and warrant for cash	5,000,000
Net cash provided by financing activities	4,760,000

Net decrease in cash and cash equivalents	(3,342,047)

Cash and cash equivalents at beginning of period	7,295,825
Cash and cash equivalents at end of period	$3,953,778

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$412
Income taxes	$-

Supplemental disclosures of non-cash investing and financing activities:

In connection with the warrant issued to Showtime on January 5, 2007, the Company recorded the $608,000 value of the warrant as prepaid distribution costs.

At March 31, 2007, the Company reduced its registration rights liability related to the shares issued in the October 2006 private placement by $100,000, with a corresponding increase to paid-in capital.

On April 3, 2007, the Company issued 320,000 shares to MMA Live Entertainment, Inc. for future services. The Company recorded the $640,000 value of these shares as prepaid services in the other assets section of the balance sheet.

In May 2007 in connection with a new office lease, the Company recorded leasehold improvements of $115,650 for design and modifications to the new office space. This amount was paid by the Company’s landlord directly to a third-party architect and has been recorded as deferred rent.

On June 20, 2007, an investor in the Company’s October 2006 private placement exercised, on a cashless basis, 250,000 warrants and received 208,333 shares of common stock.

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

Revenue Recognition

In general, the Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements modified by Emerging Issues Task Force ("EITF") No. 00-21 and SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

The Company earns revenue primarily from ticket sales and events broadcast on pay-per-view television. The Company also earns incidental revenue from merchandise sales, sponsorship at live events and on Company websites, and distribution agreements. Ticket sales are managed by third-parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship and distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

Cost of Revenue

Costs related to live events are recognized when the event occurs. Event costs incurred prior to an event are capitalized to prepaid costs and then expensed at the time of the event. Costs primarily include: TV and Internet production, fighter purse, arena, travel and transportation, advertising, officiating, and the set design.

Significant Estimates for Events

The Company is required to estimate significant components of live event revenues and costs because actual amounts may not become available until one or more months after an event date. Pay-per-view revenue is estimated based upon projected sales of pay-per-view presentations. These projections are based upon information provided from distribution partners. The amount of final pay-per-view sales is learned after intermediary pay-per-view distributors have completed their billing cycles. For the quarter and six months ended June 30, 2007, the Company recorded revenue of approximately $411,000 from Showtime Networks, Inc. (“Showtime”) pay-per-view programming, all of which was in accounts receivable at June 30, 2007. The television production costs of live events are based upon the television distribution agreement with Showtime, event-specific production and marketing budgets and historical experience. Live events produced jointly with other parties require the Company to estimate expenses incurred by the co-producer. For the quarter ended June 30, 2007, the Company accrued estimated expenses of approximately $1.6 million for event production costs. Should actual results differ from estimated amounts, a charge or benefit to the statement of operations would be recorded in a future period.

Accounts Receivable

Accounts receivable relate principally to amounts due from television networks for pay-per-view presentations and from live event venues for ticket sales. Amounts due for pay-per-view programming are based primarily upon estimated sales of pay-per-view presentations and are adjusted to actual after intermediary pay-per-view distributors have completed their billing cycles. If actual sales differ significantly from the estimated sales, the Company records an adjustment to sales.

An allowance for amounts estimated to be uncollectible is estimated each period. This estimate is based upon historical collection experience, the length of time receivables are outstanding and the financial condition of individual customers.

Prepaid Distribution Costs

Prepaid distribution costs represent the value of warrants issued to Showtime in November 2006 and January 2007 in connection with a television and pay-per-view distribution agreement. The value of the warrants is being amortized to expense over the three-year term of the distribution agreement.

Prepaid Services

Prepaid services included in other assets represent the value of shares issued to MMA Live Entertainment, Inc. for fighter services. The value of the shares is being amortized to expense over the three-year term of the related agreement.

Note 2 Net Loss Per Share

Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and six months ended June 30, 2007 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Weighted-average common shares outstanding - basic	42,838,150	42,559,512
Dilutive effect of stock options and warrants	-	-

Weighted-average common shares outstanding - diluted	42,838,150	42,559,512

Net loss per share - basic and diluted	$(0.17)	$(0.28)

The effect of options and warrants (14,769,549) are excluded for the three and six month periods ended June 30, 2007 because the effect is anti-dilutive.

Note 3 Income Tax Expense

The provision for income taxes in the three and six months ended June 30, 2007 was offset by an increase in the deferred tax asset valuation allowance.

As of January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption on FIN 48 did not have an effect on the net loss for the three and six months ended June 30, 2007 and no adjustment was made to opening retained earnings. The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is zero based on the fact that the Company currently has a full reserve against its unrecognized tax benefits.

Note 4 Liabilities

Other Accrued Liabilities

In connection with the reverse merger of the Company and the predecessor registrant (see Note 1 of the Company’s financial statements in the registration statement on Form SB-2 declared effective May 14, 2007), the Company assumed accounts payable of approximately $210,000 and notes payable of approximately $137,000, which existed at the time the predecessor registrant ceased operations. At June 30, 2007, these liability balances remained unchanged from the date of the reverse merger.

Registration Rights Liability

In connection with the October 2006 private placement, the Company entered into a Registration Rights Agreement with its investment banker. The agreement called for the Company to pay monthly “liquidated damages” to the investment banker if the Company’s registration statement was not declared effective by the Securities and Exchange Commission by March 15, 2007. The liquidated damages commenced on March 16, 2007 and were calculated at 1% per month of the gross private placement proceeds ($10 million) for up to 24 months for each month that the registration statement was not declared effective. The registration statement was ultimately declared effective on May 14, 2007, two months after the liquidated damages commenced. At March 31, 2007, the liability was reduced by $100,000 to $200,000 (two months of liquidated damages) with a corresponding increase to additional paid in capital.

On June 27, 2007, an agreement was entered into whereby the investment banker agreed to waive the liquidated damages if the Company files a registration statement covering the resale of the shares underlying the warrants issued in the October 2006 private placement within 45 days of closing another private placement that was in-process at June 30, 2007. If the Company successfully files a registration statement covering the shares, the remaining registration rights liability would be reversed against additional paid-in capital.

Note 5 Commitments

In March 2007, the Company entered into a non-cancelable lease for office space and paid a deposit of $109,415 to the landlord. The Company took possession of the office space and began paying rent in June 2007. The lease agreement expires on July 31, 2012 and calls for the following annual minimum lease payments:

Year ending December 31,	Amount
2007	$182,000
2008	383,000
2009	398,000
2010	414,000
2011	431,000
2012	255,000
$2,063,000

Note 6 Litigation and Potential Claims

On December 14, 2006, the Company received a demand letter from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”) for breach of contract for Wallid’s assistance with fundraising activities, misappropriation of proprietary information and wrongfully removing Wallid as a principal of the Company. The Company denies Wallid’s allegations.

On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles. In this lawsuit, the Company seeks a judicial declaration that the allegations in the demand letter are false and alleges various counter claims against Wallid. On January 3, 2007, the Company sent the summons and complaint in the lawsuit to Wallid’s counsel, along with a request that Wallid’s counsel accept service of process.

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

West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”) on January 23, 2007, and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability has been accrued for the $150,000 at June 30, 2007.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime Networks and the Company in which it alleges that the defendants infringed Zuffa’s copyrights by airing footage from certain Ultimate Fighting Championship events and alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. The Company and Showtime have filed a motion to dismiss the case, and the parties to the lawsuit are currently waiting for a decision from the court.

Note 7 Shareholders’ Equity

Common Stock Issued to MMA Live Entertainment, Inc.

On April 3, 2007, the Company issued 320,000 shares of restricted common stock to MMA Live Entertainment, Inc., an affiliate of Frank Juarez “Shamrock” in connection with an agreement to provide MMA-related services. Under this agreement, Shamrock granted the Company the right to promote Shamrock as a fighter and provide other promotional services. The shares were valued at $640,000, based on a fair value of $2.00 per share, and recorded in other assets. The value of the shares is being amortized over the three year term of the agreement.

SHOWTIME Securities Purchase

On January 5, 2007, pursuant to a Securities Purchase Agreement the Company entered into with Showtime, the Company issued an aggregate of 1,666,667 units for $5 million in cash, each unit consisting of 3 shares of common stock and a three-year warrant to purchase 1 share of common stock at a per share exercise price of $2.00 to Showtime, at a per unit price of $3.00. The warrants were valued at $345,000. Additionally, the Company issued a seven-year warrant to purchase 2.5 million shares of common stock to Showtime at a per share exercise price of $2.00, as additional consideration of the exclusive distribution agreement entered into in November 2006. These warrants have been valued at $608,000 and are being amortized into operations over a three-year period commencing January 5, 2007. The Showtime warrants were exercisable as of the date of grant, January 5, 2007.

The values of the Showtime warrants were estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 60%, risk free interest rate of 4.7%, and expected lives of 3 years.

Stock-Based Compensation

The Company currently offers a stock-based compensation plan to its employees, directors and consultants. This plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Refer to Note 12 of the Company’s financial statements in Form SB-2 for the period ended December 31, 2006 for additional information related to the Company’s stock based compensation plans.

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the three and six months ended June 30, 2007, the Company incurred approximately $337,000 and $485,000, respectively, of expense related to stock based compensation under this plan and approximately $2,800,000 and $2,900,000, respectively, of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Black-Scholes Model:
Risk-free interest rate	4.7%	4.5 - 4.84%
Expected life, in years	5.8 - 6.0	5.8 - 6.5
Expected volatility	60.0%	60.0%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the six months ended June 30, 2007:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,570,000	$2.00
Granted	3,105,000	$2.27
Forfeited	(344,271)	$2.00
Exercised	-	$-
Outstanding at June 30, 2007	4,330,729	$2.19
Outstanding Exercisable at June 30, 2007	777,271	$2.00

At June 30, 2007 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was approximately $15,600,000 and $2,700,000, respectively.

At June 30, 2007 there was approximately $1,958,000 of unrecognized compensation cost related to non-vested options, which is being expensed through 2011.

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

On January 8, 2007, the Company issued to an officer, an option to purchase 1,700,000 shares of common stock at $2.00 per share. The options vested 340,000 shares immediately with the remainder vesting over four years. The term of the option is 10 years. The option has a fair value of approximately $1,100,000, and approximately $235,000 was amortized in January 2007 with the balance being amortized on a straight-line basis over the vesting period.

During the quarter ended March 31, 2007, the Company granted 810,000 options to employees in individual grants ranging from 10,000 to 300,000 options. All options have exercise prices at $2.00, vest over four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $456,000 and is being amortized on a straight-line basis over the vesting period.

During the quarter ended June 30, 2007, the Company granted 495,000 options to employees in individual grants ranging from 10,000 to 100,000 options, with exercise prices ranging from $2.00 to $6.00, vesting over three to four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $364,000 and is being amortized on a straight-line basis over the vesting period.

Warrants

The following table represents warrant activity for the six months ended June 30, 2007:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	10,453,333	$1.92
Granted	21,731,667	2.81
Expired	-	-
Exercised	(250,000)	$2.00
Outstanding at June 30, 2007	31,935,000	$2.52
Outstanding exercisable at June 30, 2007	13,992,278	$2.08

At June 30, 2007 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was approximately $95,200,000 and $47,500,000, respectively.

At June 30, 2007 there was approximately $26,300,000 of unrecognized cost related to non-vested warrants (including approximately $23,500,000 unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed through 2012.

During the quarter ended March 31, 2007, the Company issued 390,000 warrants to consultants for services and 4,166,667 warrants to Showtime, as discussed elsewhere in this footnote. The value of the warrants issued to consultants was calculated as approximately $200,000 using a Black-Scholes option pricing model with the following assumptions: expected term from 4 to 5 years, expected volatility of 60%, risk-free interest rates ranging from 4.48% to 4.78% and dividend yield of 0%.

During the quarter ended June 30, 2007, the Company issued 145,000 warrants to consultants for services. The value of the warrants issued to consultants was calculated as approximately $50,000 using a Black-Scholes option pricing model with the following assumptions: expected term from 3 to 3.5 years, expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The value of these warrants is being expensed over the vesting period of the grants, which ranges from 3 to 3.5 years.

Burnett Warrants

Effective June 15, 2007 (and as amended on June 28, 2007), the Company entered into an agreement (the "Series Agreement") with JMBP, Inc. ("MBP"), wholly-owned by Mark Burnett ("Burnett") in connection with a possible television series involving mixed martial arts ("Series") for initial exhibition during prime time on one of specified networks or cable broadcasters. MBP (or a separate production services entity owned or controlled by MBP) will render production services in connection with the Series and will be solely responsible for and have final approval regarding all production matters, including budget, schedule and production location. It is anticipated that, as a condition to involvement in the Series, each of the Series contestants will sign a separate agreement with the Company or an affiliate of the Company for services rendered outside of the Series. MBP will own all rights to the Series. The Company and MBP will jointly exploit the Internet rights in connection with the Series on ProElite.com and other websites controlled by ProElite.com. The Company will be entitled to a share of MBP's Modified Adjusted Gross Proceeds, as defined. Subject to specified exceptions, MBP and Mark Burnett have agreed to exclusivity with respect to mixed martial arts programming. The term of the Agreement extends until the earlier of the end of the term of the license agreement with the broadcaster of the Series (the “License Agreement”) or the failure of MBP to enter into a License Agreement by June 15, 2008.

Pursuant to the Series Agreement, the Company and Burnett entered into a Subscription Agreement (the “Subscription Agreement”) relating to the issuance to Burnett of warrants to purchase up to 17,000,000 shares of the Company's common stock. The warrants are divided into nine tranches as follows:

Tranche	Number of Shares under Warrants	Vesting Date
One	2,000,000	June 15, 2007
Two	2,000,000	500,000 shares to be vested on each of June 15, 2008, 2009, 2010 and 2011.
Three	2,000,000	Date of execution of a License Agreement
Four	1,000,000	The date that the first episode of the Series is broadcast on a network or cable broadcaster.
Five	1,000,000	The last day of the first season.
Six	2,000,000	The last day of the second season.
Seven	4,000,000	1,333,333 shares to be vested on the last day of each of third, fourth and fifth seasons, respectively.
Eight	2,000,000	1,000,000 shares to be vested on the date of broadcast of each of the first two derivative pay-per-view events.
Nine	1,000,000	500,000 shares to be vested on the date of broadcast of each of the next two derivative pay-per-view events.

The vesting date of each tranche is subject to acceleration under certain circumstances. However, the warrants are not exercisable if a License Agreement is not entered into by June 15, 2008, except for 1,000,000 warrants from tranche one. Additionally, the warrants and any shares purchased through exercise of the warrants are subject to forfeiture, except for 1,000,000 warrants from tranche one, if a License Agreement is not entered into within one year of the effective date.

The warrants have an exercise price of $3.00 per share. The exercise price is reduced if the Company issues or sells shares of its common stock, excluding shares issued as compensation for services or in connection with acquisitions, for less than $3.00 per share. The expiration date for a particular tranche of Warrants is the latest to occur of (i) June 15, 2013; (ii) the date which is one year after the vesting date of any such tranche, and (iii) one year after the expiration of the term of the License Agreement.

The value of the warrants was calculated as approximately $2,637,000 for tranche one and $2,880,000 for tranche two using a Black-Scholes option pricing model with the following assumptions: expected term of 3 years (for tranche one) and from 3 to 4 years (for separate 500,000 vesting blocks of tranche two), expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The value of the tranche one warrants was charged to expense in June 2007. The value of the tranche two warrants is being amortized to expense over the vesting period of each 500,000 warrant vesting block (i.e., from 1 to 4 years).

The current value of warrants in tranches three through nine were calculated as approximately: $3.7 million (tranche three), $1.8 million (tranche four), $1.8 million (tranche five), $3.6 million (tranche six), $7.2 million (tranche seven), $3.6 million (tranche eight), and $1.8 million (tranche nine) or approximately $23.5 million in aggregate. The values were calculated using a Black-Scholes option pricing model with an expected term of 6 years, expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The Company would begin expensing the value of these tranches once there is a reasonable likelihood of achieving the performance criteria of each tranche (as described above) and would be based on the current values at that time. At June 30, 2007, the Company has recognized no expense related to tranches three through nine.

The Company, Burnett and Santa Monica Capital Partners II LLC, ("SMCP"), one of the Company's shareholders, entered into an Investor Rights Agreement providing certain registration rights with respect to the shares purchasable under the warrants, co-sale rights with SMCP, restrictions on resale and board observation rights.

Note 8 Related Party Transactions

The Company entered into a television production and distribution agreement with Showtime, which is also an investor in the Company. The Company earns revenue from and incurs expenses to Showtime in connection with this agreement. During the three and six months ended June 30, 2007, the Company recorded revenue of approximately $411,000 from the pay-per-view broadcast of the Company’s June 22, 2007 event. The Company estimated the amount of this revenue from projected sales of the pay-per-view program, which were based upon initial reporting of actual sales by distribution partners during the first approximately two weeks after the event. If the final, actual sales reported by distribution partners are different than the estimated amount, the Company will record a charge or benefit to the statement of operations in a future period. During the three and six months ended June 30, 2007, the Company incurred approximately $1.1 million and $2.5 million, respectively, of production expenses directly related to the Company’s live events, which were produced by Showtime on behalf of the Company. The Company estimated expenses for the three months ended June 30, 2007 based upon the television distribution agreement with Showtime, event-specific production and marketing budgets and historical experience. The production costs were recorded in cost of revenue. At June 30, 2007, the Company owed approximately $1.1 million to Showtime and had a receivable of approximately $411,000 from Showtime.

The Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to an affiliate for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. The Company also allows the affiliate free use of four offices.

Note 9 Subsequent Events

In June 2007, the Company prepared a private placement for a maximum of $60,000,000 of Units, with each Unit consisting of one share of common stock and one-half of a five year warrant to purchase common stock. Ten percent of the Units, not to exceed $5 million, was allowed to include shares of common stock offered by certain selling shareholders (the “Selling Shareholders”). The Company will not receive any of the proceeds from the sale of securities by these Selling Shareholders. The purchase price of each unit is $7.00 and the warrants included in the Units have an exercise price of $7.00 per share. The maximum number of shares and warrants to be issued in the private placement would be 8,571,429 and 4,285,714, respectively. The Company has agreed to pay a placement fee to its investment banker of cash equal to 10% of the proceeds raised and to issue a five-year warrant to purchase an equivalent number of common shares as sold in the private placement at $7.00 per share. The terms of the private placement provide price protection to the investors and placement agent in the private placement for 24 months following registration with the Securities and Exchange Commission, whereby if the Company issues more than an aggregate of 200,000 shares at a price or exercise price per share of less than $7.00, then (a) the Company shall issue additional shares to the current investors so that the effective purchase price per share shall be the same per share purchase price of the subsequent financings, and (b) the exercise price of the warrants shall be reduced to the price of future financings, but not below $2.00 per share. Additionally, the private placement agreement requires the Company to register the securities sold with the Securities and Exchange Commission (“SEC”) within 45 days of closing the offering and use its best efforts to ensure the registration is declared effective by the SEC within 90 days from the initial filing of the statement. The registration rights agreement calls for the Company to pay, in cash, liquidated damages in an amount equal to 1% of the purchase price per month if the shares are not registered within 45 days, the registration statement is not declared effective by the SEC within 90 days of the statement’s filing, or the registration statement ceases to remain continuously effective as to all the registrable securities for which it is required to be effective.

On July 12, 2007, the Company received $20.2 million from the offering for 3,214,286 shares of common stock and 1,785,715 warrants. The proceeds received by the Company were net of a $2.3 million fee to the placement agent and $2.5 million remaining in escrow for selling shareholders. For accounting purposes, the proceeds were allocated $4,892,376, or $2.74 per warrant, to investors’ warrants based upon the value determined using a Black-Scholes model and the residual $17,607,627 of the proceeds, or $5.48 per share, to common stock sold by the Company. Additionally, the placement agent’s 3,571,428 warrants were valued at $9,784,752. The value of warrants was determined using a Black-Scholes model with the following assumptions: exercise price of $7.00 per share, expected term of 5 years, expected volatility of 60%, discount rate of 5.1%, and annual dividend rate of 0%.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Mixed Martial Arts, commonly referred to as MMA, is a sport growing in popularity around the world. In MMA matches, athletes use a combination of a variety of fighting styles, including boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do, and wrestling. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in twenty-one states. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision.

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

Our business plan is to capitalize on the popularity and growth of mixed martial arts in building an “Elite” fight brand, EliteXC, while also taking advantage of the Internet to capture fans, fighters and organizations in combat sports with its ProElite.com social networking site. We plan on reaching MMA fans and participants through normal marketing channels (print, television, radio) and harnessing the efficient networking available over the Internet. We are in the process of acquiring multiple on- and off-line brands to increase our entertainment properties, content libraries and tool set offerings for fighters, fans and organizations in and around MMA. EliteXC, our fight brand, produces and promotes live events featuring the top fighters in MMA while ProElite.com has created an MMA grassroots online social network. We cross-promote our Internet and live properties so that each can strengthen the other.

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

Through July 31, 2007, EliteXC has promoted five events, including two events featured on pay-per-view. The most recent of these we co-promoted on June 22, 2007 featuring Frank Shamrock vs. Phil Baroni. EliteXC plans to run at least one event per month for the rest of 2007 and 2008.

ProElite.com has grown to over 40,000 registered members since its launch on February 1, 2007. ProElite.com has streamed seven live events through July 31, 2007 and has featured other fight brands in addition to EliteXC such as Cage Rage (London), ICON Sports (Hawaii), No Limits Gym (California) and Abu Dhabi (grappling tournament).

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

Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10, 2006 and September 13, 2006, respectively.

Orientations Network (fka Lifelogger)

Effective November 30, 2006, Real Sport acquired the tangible and intellectual property assets of Lifelogger LLC, a Delaware limited liability company, for shares of Real Sport. Those shares of Real Sport were exchanged in the Reverse Merger for 4,000,000 shares of our common stock. The intellectual property acquired was a set of advanced social networking, online depository, and personalized content tools that we anticipate will provide much of the backbone for our online community. Its current functionality includes user generated customized sites, storage of audio, video and messages, customer sign-up and tracking, blogging, web-links, and social networking.

Rumble World Entertainment

The Company has entered into a licensing agreement with Rumble World Entertainment, Inc. and Rumble World Entertainment, LLC (“Rumble World”) as of November 28, 2006, pursuant to which Rumble World granted to us the exclusive rights to their trademarks for a period of three years. The Company intends to use the property licensed under the agreement to produce events in martial arts and combat sports, including mixed martial arts. In exchange for the right to use Rumble World’s intellectual property, the Company issued to Rumble World a five-year warrant to purchase 750,000 shares of our common stock at an exercise price of $2.00 per share. The warrant vests over a term of three years in three equal installments. As part of our agreement, we entered into a services agreement with Jay Dee Penn, the founder of Rumble World, and another Rumble World employee for their exclusive services in the area of mixed martial arts. Mr. Penn’s services agreement is for a three-year term and the other services agreement is on an at-will basis. During the term, Mr. Penn is entitled to attend scheduled board meetings as a silent and non-voting attendee.

The parties will split the proceeds of all events marketed under the brands Rumble World, RWE and/or Rumble World Entertainment, less the costs that we incur in connection with the Rumble World events. Any excess of expenses or fees over revenues for a Rumble World event will be carried over to the next such event.

At the end of the three-year term, the Company has the option to purchase all outstanding membership interests of Rumble World for an amount to be determined, provided that the amount be no less than $7 million. This amount will be equal to: (a) four times Rumble World’s share of the EBIDTA for the events produced by the Company that utilize Rumble World’s intellectual property, for the twelve months preceding the anniversary, or (b) upon Rumble World’s election, the average EBITDA of the three years during the term. This purchase price will be payable in cash, Company common stock, or a combination of both.

Showtime

We entered into an Exclusive Distribution Agreement with Showtime Networks Inc., pursuant to which Showtime Networks has licensed the exclusive television rights in the United States to all MMA events produced by us for a term that commenced on November 8, 2006 and continues until December 31, 2009, unless the term is extended as set forth in the agreement.  The agreement contemplates both regular airings on the SHOWTIME channel as well as Pay-Per-View specials. In addition, Showtime Networks has certain rights to distribute the television rights in the events in international territories and has the right to participate in home video and other revenue streams derived from the events. All rights not granted to Showtime Networks are reserved to us.

For 2007, we are solely responsible for all costs and expenses associated with television production, and will not receive any license fees. License fees from Showtime Networks in 2008 and 2009 will be divided between the Company and Showtime Networks. For each event featured on pay-per-view, the Company will receive the proceeds received by Showtime Networks, less the distribution fee and advances made by Showtime Networks on our behalf for marketing, public relations and television production for the pay-per-view event. We may offer the pay-per-view event on ProElite.com website at least 45 days from the date of such event. Any revenues derived from the sale of our merchandise by Showtime Networks, or through Showtime Networks’ website or telecasts will be split 70% to the Company and 30% to Showtime Networks.

In connection with the Exclusive Distribution Agreement, we also sold shares of common stock and warrants to Showtime Networks for gross proceeds of $5 million in a private placement in January 2007.

Shamrock

The Company has entered into an Unarmed Combatant Promotional Agreement with Frank Shamrock, Inc., dated as of December 1, 2006 for the services of Frank Juarez “Shamrock”, pursuant to which Mr. Juarez or Shamrock granted the Company the exclusive right to promote him as a fighter in mixed martial arts, martial arts and unarmed combatant contests. In connection with the Unarmed Combatant Promotional Agreement, the Company has entered into a personal services Agreement with an affiliate of Shamrock. The Company issued 320,000 shares of common stock to Shamrock’s affiliate in exchange for his services as spokesman and consultant and appearances at various ProElite events.

Mark Burnett

We entered into an agreement with JMBP, Inc., wholly-owned by Mark Burnett, on June 15, 2007, in connection with a television series involving mixed martial arts for initial exhibition during prime time on one of specified networks or cable broadcasters. JMBP (or a separate production services entity owned or controlled by JMBP) will render production services in connection with the television series and will be solely responsible for and have final approval regarding all production matters, including budget, schedule and production location. It is anticipated that, as a condition to involvement in the television series, each of the series contestants will sign a separate agreement with us or an affiliate of ours for services rendered outside of the series. JMBP will own all rights to the series. We and JMBP will jointly exploit the Internet rights in connection with the television series on ProElite.com and other websites controlled by ProElite.com. We will be entitled to a share of JMBP's modified adjusted gross proceeds, as defined. Subject to specified exceptions, JMBP and Mark Burnett have agreed to exclusivity with respect to mixed martial arts programming. The term of the agreement extends until the earlier of the end of the term of the license agreement with the broadcaster of the series or the failure of JMBP to enter into a License Agreement by June 15, 2008.

Pursuant to the Series Agreement, we entered into a Subscription Agreement with Mr. Burnett relating to the issuance to Mr. Burnett of warrants to purchase up to 17,000,000 shares of the our Common Stock at $3.00 per share (subject to adjustment), the fair market value of the Company’s common stock at the time the parties agreed to enter into such agreement. Except for 1,000,000 warrants, the warrants are not exercisable if a license agreement is not entered into by June 15, 2008. If certain performance measurements are achieved and the warrants vest, we will record substantial expense on our books.

Results of Operations

The Company was formed in 1992 and began operations after a reverse merger in August 2006. Therefore, the Company has no financial results for the three and six months ended June 30, 2006.

For the three months ended June 30, 2007.

Revenue. Revenue was $1,927,235 for the three months ended June 30, 2007 and was earned principally from ticket sales to our June 22nd San Jose live event, fees from FEG USA, Inc. for co-production of the June 2nd event, and from the pay-per-view showing of our June 22 event on Showtime.

Cost of revenue. Cost of revenue was $3,675,937 for the three months ended June 30, 2007. The largest portion of cost of revenue was $1,127,060 of expenses related to Showtime for marketing and television production expenses at the live events. Other significant components of cost of revenue in the three months ended June 30, 2007 were fighters purses of $612,680, production of “Barker shows” (i.e., event-specific promotional videos) of $519,877, arena rental and related expenses of $262,609, event-specific marketing expense of $229,650, set design expenses of $79,327, travel of $113,370, tickets purchased for Company guests of $124,052, Internet production and streaming expenses of $53,259, and write off of the net book value of set design costs of $212,300, which in June 2007 were determined to not be useful for future events.

Marketing expenses. Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $165,544 in the quarter ended June 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate sales and marketing expenses to increase as we promote our Company and brands.

Website operations. Website operations expenses consist primarily of wages, consultants’ fees and technical infrastructure expenses related to running the Company’s Internet websites. Website operations expenses were $772,008 for the quarter ended June 30, 2007.

General and administrative expenses. For the three months ended June 30, 2007, general and administrative expenses amounted to $4,789,762 and consisted primarily of non-cash, stock-based compensation expense and amortization of capitalized warrant costs of $2,917,086; salaries, wages and payroll taxes of $482,082; consulting expenses of $233,390; professional services of $246,704; and travel expenses of $171,111.

Loss from operations. Loss from operations was $7,476,016 for the three months ended June 30, 2007 as the Company was in the beginning phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net loss. Net loss for the three months ended June 30, 2007 was $7,393,200 or $0.17 per share. The net loss during the first quarter was due to the same factor noted above in “Loss from operations”.

For the six months ended June 30, 2007.

Revenue. Revenue was $2,241,838 for the six months ended June 30, 2007 and was earned principally from ticket sales to our February 10 Mississippi, and June 22 San Jose live events, fees from FEG USA, Inc. for co-production of the June 2 event and from the pay-per-view showing of our June 22 event on Showtime.

Cost of revenue. Cost of revenue was $5,974,957 for the six months ended June 30, 2007. The largest portion of cost of revenue was $2,460,835 of expenses related to Showtime for marketing and television production expenses at the live events. Other significant components of cost of revenue in the six months ended June 30, 2007 were fighters purses of $1,560,478, production of “Barker shows” (i.e., event-specific promotional videos) of $613,104, arena rental and related expenses of $391,928, event-specific marketing expense of $316,844, set design expenses of $324,371, travel of $244,653, tickets purchased for Company guests of $174,052, Internet production and streaming expenses of $111,814, and write off of the net book value of set design costs of $212,300, which in June 2007 were determined to not be useful for future events.

Marketing expenses. Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $269,438 in the six months ended June 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate sales and marketing expenses to increase as we promote our Company and brands.

Website operations. Website operations expenses consist primarily of wages, consultants’ fees and technical infrastructure expenses related to running the Company’s Internet websites. website operations expenses were $1,187,167 for the six months ended June 30, 2007. The Company capitalized $316,682 of costs associated with the ProElite.com and EliteXC.com websites during the first quarter of 2007.

General and administrative expenses. For the six months ended June 30, 2007 general and administrative expenses were $6,955,465 and consisted primarily of non-cash, stock-based compensation expense and amortization of capitalized warrant costs of $3,379,801; salaries, wages and payroll taxes of $908,637; consulting expenses of $545,024; professional services of $547,902; and travel expenses of $353,197.

Loss from operations. Loss from operations was $12,145,189 for the six months ended June 30, 2007 as the Company was in the beginning phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net loss. Net loss for the six months ended June 30, 2007 was $11,946,148 or $0.28 per share. The net loss during the first quarter was due to the same factor noted above in “Loss from operations”.

Liquidity and Capital Resources

Net cash used by operating activities was $7,018,884 during the six months ended June 30, 2007. The use of cash was primarily the result of the Company being in the early phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net cash used by investing activities was $1,083,163 during the six months ended June 30, 2007 due to the purchase of equipment, furniture and leasehold improvements.

Net cash provided by financing activities was $4,760,000 during the six months ended June 30, 2007 due to the issuance of common stock and warrants to Showtime for $5 million net of restricted cash, which collateralizes corporate credit cards.

Cash and cash equivalents as of June 30, 2007 was $3,953,778. Additionally, on July 12, 2007, we received net proceeds of $20.2 million from a private placement of our common stock. Our cash and cash equivalents are expected to be sufficient to execute the next 18 months of our three year business plan. As such, we continue to seek additional financing. If we are unable to raise sufficient additional financing, our growth may be limited. There can be no assurances that we will be able to raise sufficient financing on favorable terms and conditions. Management believes that we currently have sufficient cash and cash equivalents to finance our current operations for the next twelve months.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In evaluating our internal controls as of December 31, 2006, our auditors noted several material weaknesses and a significant deficiency which we are working to address. The material weaknesses noted were: (1) the Company inadequately maintained accounting records, (2) accounting policies and procedures were not formally documented and (3) the accounting department did not have sufficient technical accounting knowledge. The significant deficiency noted was that a contractor did not provide adequate accounting for funds advanced by the Company.

(b) Changes in internal controls. The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are actively working to eliminate the internal control weaknesses and deficiency noted by: bringing all accounting and record maintenance in-house, implementing Microsoft Dynamics/Great Plains accounting software; formally documenting accounting policies and procedures; and creating centralized, on-site document repositories and maintenance, and we hired personnel in the accounting and legal departments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 14, 2006, we received a demand letter from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The demand letter alleges that we entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting us in raising financing, and that we or our directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company.

The Company denies Wallid’s allegations, and denies that it has, or has breached, any obligations to Wallid. On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles. In our lawsuit, we seek a judicial declaration that the allegations in the demand letter are false. In addition, the lawsuit alleges that Wallid has misappropriated the Company’s business plan and other confidential and proprietary information, that Wallid has been unjustly enriched at the Company’s expense, that Wallid is engaging in unfair competition with the Company, and that Wallid’s actions violate California Business and Professions Code sections 17200, et seq. On January 3, 2007, we sent the summons and complaint in the lawsuit to Wallid’s counsel, along with a request that Wallid’s counsel accept service of process. Service on Wallid was accomplished on February 28, 2007. The action was removed to the United States District Court for the Central District of California on March 27, 2007.

In mid-January, 2007, Wallid filed suit in the United States District Court for the District of New Jersey against the Company, Doug DeLuca, David Marshall, Kurt Brendlinger, Eric Pulier, and Santa Monica Capital Partners. On February 1, 2007, having not served the original complaint, Wallid filed an amended complaint. Wallid alleges that the “defendants” formed I-Fight, Inc. with Wallid, that Wallid owned 40% of I-Fight, Inc., that the parties formed Real Sport, Inc. to serve as a holding company for I-Fight, Inc. and Wallid was given a 40% equity interest in Real Sport, and that the defendants agreed to pay Wallid a salary of $250,000 per year to organize and promote mixed martial arts events for I-Fight, Inc. Wallid alleges that the defendants then ousted him from the venture on the eve of a private offering and subsequent reverse merger to take I-Fight, Inc. public. Wallid alleges that his shares in Real Sport should have been exchanged for an interest in the Company and seeks a judicial declaration that he is the owner of a 23.53% to 26.67% equity interest in the Company. Wallid also seeks damages in excess of $75,000 and punitive damages of no less than $10 million. The Company denies Wallid’s allegations and intends to assert a vigorous defense. Procedurally, the Company was deemed to be served with process in this action on March 29, 2007, and filed a Motion to Dismiss, Stay, or Transfer the New Jersey action to California on April 18, 2007. This motion was granted on June 26, 2007, and the case will be transferred to the United States District Court for the Central District of California.

On January 23, 2007, West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”), and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability has been accrued for the $150,000 at June 30, 2007.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime Networks and the Company in which it alleges that the defendants infringed Zuffa’s copyrights by airing footage from certain Ultimate Fighting Championship events and alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. The Company and Showtime have filed a motion to dismiss the case, and the parties to the lawsuit are currently waiting for a decision from the court.

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

In June 2007, the Company prepared a private placement for a maximum of $60,000,000 of Units, with each Unit consisting of one share of common stock and one-half of a five year warrant to purchase common stock. Ten percent of the Units, not to exceed $5 million, was allowed to include shares of common stock offered by certain selling shareholders (the “Selling Shareholders”). The Company will not receive any of the proceeds from the sale of securities by these Selling Shareholders. The purchase price of each unit is $7.00 and the warrants included in the Units have an exercise price of $7.00 per share. The maximum number of shares and warrants to be issued in the private placement would be 8,571,429 and 4,285,714, respectively. The Company has agreed to pay a placement fee to its investment banker of cash equal to 10% of the proceeds raised and a five-year warrant to purchase an equivalent number of common shares as sold in the private placement at $7.00 per share. The terms of the private placement provide full anti-dilution protection to investors in the private placement for 24 months following registration with the Securities and Exchange Commission, whereby if the Company issues more than an aggregate of 200,000 shares at a price or exercise price per share of less than $7.00, then (a) the Company shall issue additional shares to the current investors so that the effective purchase price per share shall be the same per share purchase price of the subsequent financings, and (b) the exercise price of the warrants shall be reduced to the price of future financings, but not below $2.00 per share. Additionally, the private placement agreement requires the Company to file a registration statement to cover the resale of the securities sold with the Securities and Exchange Commission (“SEC”) within 45 days of closing the offering and use its best efforts to ensure the registration statement is declared effective by the SEC within 90 days from the initial filing of the statement. The registration rights agreement calls for the Company to pay, in cash, liquidated damages in an amount equal to 1% of the purchase price per month if the registration statement is not filed within 45 days, the registration statement is not declared effective by the SEC within 90 days of the statement’s filing, or the registration statement ceases to remain continously effective as to all the registrable securities for which it is required to be effective.

On July 12, 2007, the Company received $20.2 million from the offering for 3,214,286 shares of common stock and 1,785,715 warrants. The proceeds received by the Company were net of a $2.3 million fee to the placement agent and $2.5 million remaining in escrow for selling shareholders. For accounting purposes, the proceeds were allocated $4,892,376, or $2.74 per warrant, to investors’ warrants based upon the value determined using a Black-Scholes model and the residual $17,607,627 of the proceeds, or $5.48 per share, to common stock sold by the Company. Additionally, the placement agent’s 3,571,428 warrants were valued at $9,784,752. The value of warrants was determined using a Black-Scholes model with the following assumptions: exercise price of $7.00 per share, expected term of 5 years, expected volatility of 60%, discount rate of 5.1%, and annual dividend rate of 0%.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	PROELITE, INC.

	By:	/s/ Douglas DeLuca
Douglas DeLuca, Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Edward G. Hanson
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