Form 10QSB
period 2007-09-30
PROELITE, INC.
filed 2007-11-19
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          As of November 6, 2007 there were 46,421,491 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ProElite, Inc.
INDEX

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2007 and the period from August 10, 2006 (inception) to September 30, 2006	4
	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine-month period ended September 30, 2007	5
	Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2007 and the period from August 10, 2006 (inception) to September 30, 2006	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Operations	25
Item 3	Controls and Procedures	32
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	34
Item 4	Submission of Matters to a Vote of Security Holders	34
Item 5	Other Information	34
Item 6	Exhibits	34
	Signatures	35
	Exhibit Index	36

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

ProElite, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,536,648	$7,295,825
Restricted cash	277,500	-
Accounts receivable, net	1,222,573	-
Accounts receivable - Showtime	240,133	-
Prepaid expenses	238,889	165,745
Other current assets	175,630	82,564
Total current assets	12,691,373	7,544,134
Fixed assets, net	1,330,931	157,733
Other assets
Acquired intangible assets, net	912,777	-
Goodwill	12,197,363	-
Investment in Entlian/SpiritMC	1,955,049	-
Prepaid distribution costs, net	834,604	572,880
Prepaid license fees, net	121,148	176,677
Prepaid services, net	462,222	-
Rent deposit	122,796	33,294
Total other assets	16,605,959	782,851
Total assets	$30,628,263	$8,484,718
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,165,212	$121,980
Accrued expenses	212,364	86,303
Accounts payable and accrued expense - Showtime	1,830,195	-
Future payments due for acquired companies	1,500,000	-
Other accrued liabilities from predecessor company	346,572	346,572
Other accrued liabilities	151,226	-
Registration rights liability	-	300,000
West Coast settlement	150,000	-
Total current liabilities	5,355,569	854,855
Deferred rent and lease incentive	140,598	-
Total liabilities	5,496,167	854,855
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 46,421,491 and 37,499,999 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4,642	3,750
Common stock to be issued	4,749,997	-
Additional paid-in-capital	43,727,095	11,875,968
Accumulated deficit	(23,349,638)	(4,249,855)
Total shareholders’ equity	25,132,096	7,629,863
Total liabilities and shareholders’ equity	$30,628,263	$8,484,718

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2007	Nine months Ended September 30, 2007	August 10, 2006 (Inception) to September 30, 2006
Revenue	$1,270,825	$3,101,807	$-
Revenue - Showtime	(170,723)	240,133	-

Total revenue	1,100,102	3,341,940	-

Cost of revenue	2,685,613	6,761,560	-
Cost of revenue - Showtime	705,195	2,594,705	-

Total cost of revenue	3,390,808	9,356,265	-

Gross loss	(2,290,706)	(6,014,325)	-

Operating expenses
Marketing	119,002	246,049	-
Website operations	1,031,185	2,351,429	-
General and administrative expenses	3,905,073	10,879,726	55,349

Total operating expenses	5,055,260	13,477,204	55,349

Operating loss	(7,345,966)	(19,491,529)	(55,349)

Other income
Interest income (expense), net	192,705	391,746	(366,000)

Loss before income taxes	(7,153,261)	(19,099,783)	(421,349)

Income taxes	-	-	-

Net loss	$(7,153,261)	$(19,099,783)	$(421,349)

Net loss per share - basic and diluted	$(0.16)	$(0.44)	$(0.02)

Weighted average shares outstanding - basic and diluted	45,911,668	43,689,176	21,000,000

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock Issuable		Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2006	-	$-	37,499,999	$3,750	$11,875,968	$(4,249,855)	$7,629,863

Common stock and warrant issued for cash - Showtime	-	-	5,000,001	500	4,999,500	-	5,000,000
Warrant issued to Showtime	-	-	-	-	608,000	-	608,000
Shares issued to MMA Live Entertainment, Inc.	-	-	320,000	32	639,968	-	640,000
Warrants exercised on a cashless basis	-	-	208,333	21	(21)	-	-
Common stock and warrants issued for cash in private placement	-	-	3,214,286	321	20,137,145	-	20,137,466
Options and warrants exercised	-	-	78,872	8	158,540	-	158,548
Common stock issued for investment in Entlian Corp. (“SpiritMC”)	-	-	100,000	10	999,990	-	1,000,000
Common stock to be issued for purchase of King of the Cage, Inc.	178,571	1,249,997	-	-	-	-	1,249,997
Common stock to be issued for purchase of “Cage Rage”	500,000	3,500,000	-	-	-	-	3,500,000
Stock options and warrants	-	-	-	-	4,008,005	-	4,008,005
Reduction of registration rights liability	-	-	-	-	300,000	-	300,000
Net loss	-	-	-	-	-	(19,099,783)	(19,099,783)

Balance at September 30, 2007	678,571	$4,749,997	46,421,491	$4,642	$43,727,095	$(23,349,638)	$25,132,096

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended September 30, 2007	August 10, 2006 (Inception) to September 30, 2006
Cash flows from operating activities
Net loss	$(19,099,783)	$(421,349)

Adjustments to reconcile net loss to net cash used in operating activities
Stock and warrant based compensation	4,008,005	366,000
Depreciation and amortization	815,076	-
Abandonment of fixed assets	242,809	-
Provision for doubtful accounts	183,000	-
Loss in equity interest	44,951	-
Change in operating assets and liabilities:
Increase in accounts receivable	(778,749)	-
Increase in prepaid expense and other assets	(297,213)	-
Increase in accounts payable, accrued expenses and other liabilities	2,670,947	-
Net cash used in operating activities	(12,210,957)	(55,349)

Cash flows from investing activities
Purchase of fixed assets	(1,378,348)	-
Acquisition of King of the Cage, Inc.	(3,250,000)	-
Acquisition of Cage Rage, net of cash acquired	(3,938,386)	-
Investment in Entlian Corp.	(1,000,000)	-
Net cash used in investing activities	(9,566,734)	-

Cash flows from financing activities
Issuance of common stock and warrants for cash	25,137,466	-
Proceeds from exercise of options and warrants	158,548	-
Cash pledged as collateral for credit card facility	(277,500)	-
Proceeds from bridge loans	-	600,000
Net cash provided by financing activities	25,018,514	600,000

Net increase in cash and cash equivalents	3,240,823	544,651

Cash and cash equivalents at beginning of period	7,295,825	-
Cash and cash equivalents at end of period	$10,536,648	$544,651

Supplemental disclosures of non-cash investing and financing activities:

In connection with the warrant issued to Showtime on January 5, 2007, the Company recorded the $608,000 value of the warrant as prepaid distribution costs.

Through September 30, 2007, the Company reduced its registration rights liability related to the shares issued in the October 2006 private placement by $300,000, with a corresponding increase to paid-in capital.

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

On June 20, 2007, an unrelated party in the Company’s October 2006 private placement exercised, on a cashless basis, 250,000 warrants and received 208,333 shares of restricted common stock.

In September 2007, the Company issued to Entlian Corp. 100,000 shares of restricted common stock valued at $1 million.

In September 2007, the Company recorded its obligation for the acquisition of King of the Cage of 178,571 shares of common stock valued at $1.25 million.

In September 2007, the Company recorded its obligation for the acquisition of Cage Rage of 500,000 shares of common stock valued at $3.5 million.

At September 30, 2007 in accordance with the stock purchase agreement, the Company recorded a distribution of approximately $240,000 of accounts receivable in an acquired subsidiary to the subsidiary’s selling shareholders.

See Note 4 for non-cash disclosure of assets and liabilities acquired in business combinations in September 2007.

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1    Basis of Presentation and Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of ProElite, Inc., a New Jersey company and its subsidiaries (“ProElite” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring accruals, which are considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements included in our registration statement on Form SB-2 for the period from August 10, 2006 (inception) through December 31, 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The Company began its current business in August 2006 and was considered a development stage company until the first quarter of 2007 when revenues were first recognized.

In May 2007, the Company, by consent of its shareholders, changed its name from “Pro Elite, Inc.” to “ProElite, Inc.”

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of Pro Elite (formerly Real Sport) and its wholly-owned subsidiaries since formation or acquisition of these entities. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for its investment in Entlian in which ProElite has significant influence; this represents common stock ownership of at least 20% and not more than 50% (see Note 4).

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

The Company earns revenue primarily from ticket sales and events broadcast on pay-per-view television. The Company also earns incidental revenue from merchandise and video sales, sponsorship at live events and on Company websites, and distribution agreements. Ticket sales are managed by third-parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise and video sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship and distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

Cost of Revenue

Costs related to live events are recognized when the event occurs. Event costs incurred prior to an event are capitalized to prepaid costs and then charged to expense at the time of the event. Costs primarily include: TV and Internet production, fighter purse, arena, officiating, and the set design. Cost of other revenue streams are recognized at the time the related revenues are realized.

Significant Estimates for Events

The Company is required to estimate significant components of live event revenues and costs because actual amounts may not become available until one or more months after an event date. Pay-per-view revenue is estimated based upon projected sales of pay-per-view presentations. These projections are based upon information provided from distribution partners. The amount of final pay-per-view sales is determined after intermediary pay-per-view distributors have completed their billing cycles. The television production costs of live events are based upon the television distribution agreement with Showtime, event-specific production and marketing budgets and historical experience. In October 2007, Showtime provided the Company estimates of pay-per view revenue that were approximately $171,000 lower than the original estimates provided by Showtime which was recorded as a reduction of revenue in the three months ended September 30, 2007. Live events produced jointly with other parties require the Company to estimate expenses. At September 30, 2007, the Company accrued estimated expenses related to Showtime production costs of approximately $1.8 million. Should actual results differ from estimated amounts, a charge or benefit to the statement of operations would be recorded in a future period.

Cash and Cash Equivalents

Cash and cash equivalents include deposit accounts and debt instruments of the United States government and its agencies and high-quality corporate issuers. All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains cash and cash equivalents with a commercial bank. These accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $500,000. At times, balances at any single bank may be in excess of the FDIC or SIPC insurance limit. The deposits are made with a reputable financial institution, and the Company does not anticipate realizing any losses from these deposits.

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

Fixed Assets

Fixed assets primarily consist of computer, office, and video production equipment; furniture and fixtures; leasehold improvements; computer software; Internet domain names purchased from others; and website development costs. Fixed assets are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Equipment is depreciated over estimated useful lives ranging from three to five years. Furniture, fixtures and leasehold improvements are depreciated over estimated useful lives ranging from five to seven years. Computer software is amortized over estimated useful lives ranging from one to five years. Internet domain names are amortized over ten years. Website development costs are amortized over three years. During the three and nine months ended September 30, 2007, we capitalized $0 and $349,976 of website development costs.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. During 2007, the Company acquired amortizable intangible assets consisting of fighter contracts, venue contracts, video libraries, web sites, merchandising rights and distribution agreements and indefinite-lived intangible assets consisting of brands and trademarks. The Company amortizes the cost of acquired intangible assets over their estimated useful lives, which average approximately three years.

SFAS No. 142 requires goodwill to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. The Company expects to evaluate the goodwill recorded in the acquisitions completed in September 2007 during 2008.

Valuation of Long-Lived Assets

The carrying amounts of long-lived assets are periodically evaluated for impairment when events and circumstances warrant such a review. During 2007, live event set design costs and other equipment were determined to be impaired and the Company recorded a charge to operations of approximately $243,000 in the nine months ended September 30, 2007.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying values of cash equivalents, accounts receivable, accounts payable, accrued expenses and acquisition prices payable approximate fair value due to the short-term maturities of these instruments.

Foreign Currency

The functional currency of the Company’s international subsidiary is the local currency. The financial statements of the foreign subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains and losses were insignificant during the period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of SFAS No. 157 on its financial position, operations or cash flows.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on our financial position, operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Liquidity

In September 2007, the Company acquired two companies and made a significant investment in a third. Additionally, the Company’s business plan calls for expanding the scale of live events and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company has approximately $10.5 million of cash at September 30, 2007, additional financing is needed to continue to grow the operations to their desired levels over the next 12 months. We are currently seeking additional financing.

If we are unable to raise sufficient financing, we will be required to reduce our expansion programs and our growth may be limited. To that end, management has prepared and is launching a program of cost reductions and other initiatives to improve operations. If this program is not successful and sufficient additional financing cannot be obtained, the Company may have to curtail or reduce operations.

There can be no assurances that we will be able to raise sufficient financings on favorable terms and conditions.

Note 3    Net Loss Per Share

Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and nine months ended September 30, 2007 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Weighted-average common shares outstanding - basic	45,911,668	43,689,176
Dilutive effect of stock options and warrants	-	-

Weighted-average common shares outstanding - diluted	45,911,668	43,689,176

Net loss per share - basic and diluted	$(0.16)	$(0.44)

The effect of options and warrants (20,708,549) on the computation of diluted net loss per share is excluded for the three and nine month periods ended September 30, 2007 because their effect is anti-dilutive.

Note 4    Acquisitions and Investments

King of the Cage

On September 11, 2007, the Company acquired the outstanding capital stock of King of the Cage, Inc. (“KOTC”), a promoter of mixed martial arts fighting (“MMA”) events primarily in the United States. The acquisition increased the Company’s event activity and video library content. The total purchase price, not including contingent consideration, was $5.0 million consisting of: $3,250,000 cash paid at closing, $500,000 cash to be paid in November 2007, $1,249,997 in restricted common shares to be issued in January 2008, plus nominal direct, capitalizable transaction costs. Under the stock purchase agreement, the calculation of the number of common shares to be issued is based upon the quoted market price of the Company’s common stock subject to a maximum per share price of $7.00 and a minimum price of $2.00. The Company has recorded the maximum numbers shares issuable based on the $7.00 per share price, or 178,571 shares. Additionally, the Company entered into a five year employment contract with one of the selling shareholders. (See Note 8.)

The stock purchase agreement also calls for contingent consideration to be paid annually if certain operating results are achieved by KOTC over five years. Contingent consideration performance thresholds and payment amounts are as follows:

	Performance Thresholds		Annual Contingent Consideration Payable
Years Ending September 11,	Number of Live Events Produced per Year	Annual EBITDA (as defined in Stock Purchase Agreement)	Cash	Common Stock
2008 to 2012	15	n/a	$500,000	-
2008 to 2012	22	n/a	75,000	$75,000
2008 to 2012	22	Increasing from $700,000 to $1,500,000	175,000	175,000

The maximum additional contingent consideration is $3.75 million in cash and $1.25 million in common stock.

As security for the contingent consideration, the Company granted the former KOTC shareholders a first priority security interest in the shares of KOTC.

The purchase price was allocated approximately $41,000 to tangible assets, $635,000 to amortizable intangible assets, $100,000 to non-amortizable intangible assets, $40,000 to acquired liabilities and $4.3 million to goodwill.

The Company’s results of operations include those of KOTC since the date of acquisition. For the period from the date of acquisition to September 30, 2007, KOTC recognized revenue of approximately $100,000 and a net loss of approximately $68,000.

Cage Rage

On September 12, 2007, the Company acquired the outstanding capital stock of two related entities: Mixed Martial Arts Promotions Limited, an English company (“MMAP”), and Mixed Martial Arts Productions Limited, an English company (“MMAD”) (collectively “Cage Rage”), United Kingdom companies promoting MMA events. The acquisition gives the Company an event promotion business in the UK and increased the Company’s video library content. The transaction was treated as a business combination. The total purchase price was $8.6 million consisting of: $4,000,000 cash paid at closing, 500,000 shares of restricted common stock issuable in October 2007, $1,000,000 cash to be paid in September 2008 plus $100,398 of direct transaction costs. The Company valued the common stock to be issued at $3.5 million, or $7.00 per share. The $4 million cash paid at closing included repayment of $2.8 million of debt on Cage Rage’s books at the date of closing. Additionally, the Company expects to establish an incentive arrangement whereby shares of common stock would be issued to employees based upon achieving certain performance goals.

The purchase price was allocated approximately $0.9 million to cash and accounts receivable, $61,000 to tangible assets, $150,000 to amortizable intangible assets, $50,000 to non-amortizable intangible assets, $0.5 million in accounts payable and $7.9 million to goodwill.

The Company’s results of operations include those of Cage Rage since the date of acquisition. For the period from the date of acquisition to September 30, 2007, Cage Rage recognized revenue of $241,259 and a net loss of $339,717.

Detail of Acquisitions

The following table details the fair value of assets and liabilities acquired at the date of acquisition:

	KOTC	Cage Rage
Current assets, exclusive of cash	$-	$904,000
Fixed assets	41,000	61,000
Intangible assets	735,000	200,000
Goodwill	4,308,000	7,889,000
Current liabilities	(84,000)	(454,000)
Consideration	$5,000,000	$8,600,000

Purchase Price Allocations are Estimates

The purchase price allocations for the acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of the acquired assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill and/or other tangible and intangible assets.

The allocations above were based on the discounted expected cash flow or replacement cost, whichever is more readily evident, of assets and the carrying value of liabilities. The Company intends to engage a valuation specialist to ascertain the value of the assets acquired in accordance with the applicable provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.”

Additionally, the maintenance of goodwill on the Company’s balance sheet requires management to achieve improvements in and expansion of the acquired entities’ operations. Should operations not improve to desired levels, the Company may be required to record a charge to operations for impairment of goodwill.

Proforma Disclosures

Proforma disclosures for the results of operations of the acquired companies will be provided in a current report on Form 8-K, which is expected to be filed before November 30, 2007.

SpiritMC

On September 18, 2007, the Company funded an investment in Entlian Corporation (“SpiritMC”), a Korean company promoting MMA events in Korea. The investment gives the Company access to event promotion in Korea and to fighters and venues under contract with SpiritMC. The cost of the investment was $2 million consisting of $1 million cash and $1 million in restricted common shares (100,000 common shares valued at $10.00 per share). The $10.00 per share valuation resulted from the Company’s guaranteed of a minimum per share value of $10.00 to Entlian. If the Company’s quoted market price is below $10 per share on the date the lock up period expires in March 2009, the Company is required to issue up to 100,000 additional common shares.

The Company acquired approximately 54% of SpiritMC’s common stock. This ownership percentage will dilute down to approximately 32% when SpiritMC’s existing debt facility with a third party converts to common stock at any time but no later than January 2010. The Company will have a third of the seats on SpiritMC’s Board of Directors, and therefore will not exercise control over SpiritMC. As such, the Company accounts for the investment in SpiritMC using the equity method. In the three and nine months ended September 30, 2007, the Company recorded a charge of approximately $45,000, representing the Company’s share of SpiritMC’s loss for the period since the date of investment.

The following is condensed financial information of SpiritMC:

September 30, 2007
Cash and cash equivalents	$937,914
Other current assets	$60,989
Other assets	$148,261
Current liabilities	$152,545
Non-current liabilities	$1,144,114
Stockholders’ deficit	$(149,495)

Nine Months Ended September 30, 2007
Revenue	$486,210
Gross loss	$(158,330)
Operating loss	$(631,008)
Net loss	$(681,436)

Note 5    Income Taxes

As a result of the Company’s losses, no income taxes were due for the three and nine months ended September 30, 2007. The provision for income taxes was offset by an increase in the deferred tax asset valuation allowance.

As of January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption on FIN 48 did not have an effect on the net loss for the three and nine months ended September 30, 2007 and no adjustment was made to opening retained earnings. The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is zero based on the fact that the Company currently has a full reserve against its unrecognized tax benefits.

Note 6    Fixed Assets, Net

Fixed assets, net consisted of the following:

	September 30, 2007	December 31, 2006

Computer, office and video production equipment	$514,114	$94,380
Furniture and fixtures	337,629	-
Live event set costs	56,000	70,962
Leasehold improvements	231,335	-
Computer software	63,482	-
Internet domain names	24,933	-
Website development costs	349,976	-
	1,577,469	165,342
Accumulated depreciation and amortization	(246,538)	(7,609)
	$1,330,931	$157,733

Note 7    Liabilities

Other Accrued Liabilities

In connection with the reverse merger of the Company and the predecessor registrant (see Note 1 of the Company’s financial statements in the registration statement on Form SB-2 declared effective May 14, 2007), the Company assumed accounts payable of approximately $210,000 and notes payable of approximately $137,000, which existed at the time the predecessor registrant ceased operations. At September 30, 2007, these liability balances remained unchanged from the date of the reverse merger.

Registration Rights Liability

In connection with the October 2006 private placement, the Company entered into a Registration Rights Agreement with its investment banker. The agreement called for the Company to pay monthly “liquidated damages” to the investment banker if the Company’s registration statement was not declared effective by the Securities and Exchange Commission by March 15, 2007. The liquidated damages commenced on March 16, 2007 and were calculated at 1% per month of the gross private placement proceeds ($10 million) for up to 24 months for each month that the registration statement was not declared effective. The registration statement was ultimately declared effective on May 14, 2007, two months after the liquidated damages commenced. At March 31, 2007, the liability was reduced by $100,000 to $200,000 (two months of liquidated damages) with a corresponding increase to additional paid-in capital.

On June 27, 2007, an agreement was entered into whereby the investment banker agreed to waive the liquidated damages if the Company files a registration statement covering the resale of the shares underlying the warrants issued in the October 2006 private placement within 45 days of closing another private placement that was in-process at June 30, 2007. The registration statement was declared effective within the specified timeframe on September 5, 2007. Therefore, the Company reclassified the remaining $200,000 liability to paid-in capital.

Bridge Loans

In August 2006, the Company entered into a bridge loan transaction with an affiliate of the placement agent for $350,000 and shareholders of a subsidiary of Real Sport for $250,000. As payment for interest, the loan holders received $75,000, which was paid from the proceeds of the October private placement. The loan principal was also repaid in October 2006 from the proceeds of the private placement. The Company also issued to the lenders warrants with a three-year term to purchase 600,000 common shares at $0.60 per share. The value of these warrants of approximately $0.60 per warrant, or approximately $360,000, was charged to interest expense during the period ended September 30, 2006.

Note 8    Commitments

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
$2,063,000

In September 2007, the Company assumed a contract with a live events venue in connection with the Company’s recent acquisitions. As of September 30, 2007, the contract calls for the subsidiary to promote one future event and pay a venue rental fee of approximately $104,000. The rental fee is payable at the time an event occurs. Currently, the Company expects to promote this event and incur the venue rental fee during 2007.

In September 2007, the Company entered into an employment contract in connection with a recent acquisition. Under the contract, the Company pays the employee a salary of $150,000 per year through September 2012 and a bonus equal to 20% of the subsidiary’s earnings before interest, taxes, depreciation and, amortization (“EBITA”) in excess of specified amounts, escalating from $850,000 to $1.6 million for each of the twelve-month periods ending September 30, 2008 through 2012.

Note 9    Litigation and Potential Claims

On December 14, 2006, the Company received a demand letter (the “Demand Letter”) from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The Demand Letter alleges that the Company entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting the Company in raising financing, and that the Company or its directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company. Wallid did not specify the damages he claims to have sustained as a result of these acts.

The Company denies Wallid’s allegations, and denies that it has, or has breached, any obligations to Wallid. On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles, LASC Case No. BC 364204 (the “California Lawsuit”). In the California Lawsuit, the Company seeks a judicial declaration that the allegations in the Demand Letter are false. In addition, the California Lawsuit alleges that Wallid has misappropriated the Company’s business plan and other confidential and proprietary information, that Wallid has been unjustly enriched at the Company’s expense, that Wallid is engaging in unfair competition with the Company , and that Wallid’s actions violate California Business and Professions Code sections 17200, et seq. Wallid answered the complaint on March 22, 2007, and then transferred the case to federal court. The case will be litigated in federal court, discovery is underway and the case is set for trial on September 16, 2008.

On January 10, 2007, Wallid filed suit against the Company, among others, in federal court in New Jersey (the “New Jersey Lawsuit”). He amended his complain on February 1, 2007. On April 18, 2007, the Company filed a motion to dismiss or stay the New Jersey Lawsuit because the California Lawsuit was filed first, or in the alternative to transfer the case to the federal court in California where the California Lawsuit is pending. On June 26, 2007, the court granted the Company’s motion and ordered the New Jersey Lawsuit transferred to the federal court in California.

On November 5, 2007, the federal court in the California lawsuit approved a stipulation by Wallid and the Company granting Wallid leave to file a Counterclaim and Third Party Complaint in the California Lawsuit, and providing for dismissal of the New Jersey Lawsuit without prejudice upon completion of the transfer of that action to California. The Counterclaim and Third Party Complaint asserts substantially the same claims Wallid asserted in the New Jersey Lawsuit. Wallid seeks: a 23.25% to 26.67% equity interest in the Company; damages for his losses in an amount to be determined at trial, but no less than $75,000; punitive damages of no less than $10,000,000; an imposition of a receiver to oversee the assets of the Company; an accounting on all income earned by the Company; and attorneys’ fees and costs of suit. The Company denies Wallid’s allegations and intends to assert a vigorous defense.

West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”) on January 23, 2007, and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability of $150,000 has been accrued at September 30, 2007.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime Networks, the Company and Cage Rage in which it alleges that the defendants infringed Zuffa’s copyrights by airing footage from certain Ultimate Fighting Championship events and alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. The Company and Showtime have filed a motion to dismiss the case, and the parties to the lawsuit are currently waiting for a decision from the court.

Note 10    Shareholders’ Equity

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

Private Placement of Common Stock and Warrants

In the third quarter of 2007, the Company finalized a private placement of common stock and warrants. Investors in the private placement purchased 3,571,429 units for $25,000,000. Each unit was priced at $7.00 and consisted of one share of common stock and one-half warrant to purchase one share of common stock at $7.00 per share. The warrants have a term of five years and a cashless exercise feature. The warrants were determined to have a value of $4.9 million, or $2.74 per warrant, using a Black-Scholes pricing model. The Company and selling security holders paid the placement agent a fee of 10% of gross proceeds, or $2,500,000. Additionally, the Company issued to the underwriter five-year, cashless-exercise warrants to purchase 3,571,428 shares of common stock at $7.00 per share. The value of the warrants given to the placement agent were $2.74 per warrant, or $9.8 million. The value of all warrants issued was charged to equity.

As part of the private placement, the Company provided investors and the underwriter with anti-dilution coverage through September 5, 2009. The anti-dilution coverage provides for the issuance of additional shares of common stock and adjustments to the exercise price of the warrants if the Company issues additional securities that exceed an aggregate of 200,000 shares of common stock at a price or exercise price per share less than $7.00 (subject to a floor of $2.00 per share and subject to adjustments for splits, recapitalizations and reorganizations).

Under the agreement with the placement agent, the Company granted the placement agent the right to nominate two members to the Board of Directors (including the placement agent’s existing nominee) and signage rights at three of the Company’s events per year for two years. The Company indemnified the placement agent for certain claims that may arise in connection with the private placement, agreed to pay up to $50,000 in costs for tombstone ads, and agreed to pay the placement agents legal costs, subject to a minimum of $25,000.

Holders of the Company’s common stock, options and warrants were allowed to sell 10% of the shares in the placement for $2,500,000. The placement was comprised of 3,214,286 shares of common stock from the Company, 357,143 shares of common stock from selling security holders and 1,785,715 investor warrants from the Company. The Company received net proceeds from the investors of $20.2 million which was allocated $4.4 million to warrants and the residual of $15.8 million to common shares, or $5.48 per share. The Company also received $100,214 from the selling security holders who exercised warrants and stock options in order to participate in the offering.

The Company registered the resale of the shares of common stock sold in the above offering along with warrants issued to investors and underwriters of the Company’s private placement in October 2006 with the Securities and Exchange Commission in a registration statement declared effective on September 5, 2007.

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

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the three and nine months ended September 30, 2007, the Company incurred approximately $266,000 and $656,000, respectively, of expense related to stock based compensation under this plan and approximately $505,000 and $3,352,000 respectively, of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	Three Months Ended September 30, 2007	Nine months Ended September 30, 2007
Black-Scholes Model:
Risk-free interest rate	4.07% - 4.70%	4.07 - 4.70%
Expected life, in years	6.0	5.8 - 6.5
Expected volatility	60.0%	60.0%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the nine months ended September 30, 2007:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,570,000	$2.00
Granted	3,645,000	$2.92
Forfeited	(344,271)	$2.00
Exercised	(75,127)	$2.01
Outstanding at September 30, 2007	4,795,602	$2.70
Exercisable at September 30, 2007	1,016,165	$2.06

At September 30, 2007 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was approximately $20.6 million and $5.0 million, respectively.

At September 30, 2007 there was approximately $3.7 million of unrecognized compensation cost related to non-vested options, which is being expensed through 2011.

On January 8, 2007, the Company granted stock options to a new director to purchase 100,000 shares of common stock with an exercise price of $2.00 per share. The options have a fair value of approximately $55,000, which was charged to expense in January 2007 as the options vested immediately and the director subsequently resigned from the board of directors in the month of issuance. The options have a term of 10 years.

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

During the quarter ended September 30, 2007, the Company granted 540,000 options to employees in individual grants ranging from 10,000 to 200,000 options, with exercise prices ranging from $6.00 to $7.00, vesting over four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $2.1 million and is being amortized on a straight-line basis over the vesting period.

During the quarter ended September 30, 2007, option holders, including those who participated in the private placement described above, exercised 75,127 options and paid the Company exercise proceeds of approximately $151,000.

Warrants

The following table represents warrant activity for the nine months ended September 30, 2007:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	10,453,333	$1.92
Granted	27,122,810	3.64
Expired	(5,000)	3.00
Exercised	(253,745)	2.00
Outstanding at September 30, 2007	37,317,398	$3.17
Exercisable at September 30, 2007	19,692,384	$3.43

At September 30, 2007 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was approximately $142.9 million and $70.3 million, respectively.

At September 30, 2007 there was approximately $26.0 million of unrecognized cost related to non-vested warrants (including approximately $23.5 million of unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed through 2012.

During the quarter ended March 31, 2007, the Company issued 390,000 warrants with exercise prices ranging from $2.00 to $3.25 to consultants for services and 4,166,667 warrants to Showtime, as discussed elsewhere in this footnote. The value of the warrants issued to consultants was calculated as approximately $200,000 using a Black-Scholes option pricing model with the following assumptions: expected term from 4 to 5 years, expected volatility of 60%, risk-free interest rates ranging from 4.48% to 4.78% and dividend yield of 0%.

During the quarter ended June 30, 2007, the Company issued 157,000 warrants with exercise prices ranging from $2.00 to $6.00 to consultants for services. The value of the warrants issued to consultants was calculated as approximately $50,000 using a Black-Scholes option pricing model with the following assumptions: expected term from 3 to 3.5 years, expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The value of these warrants is being expensed over the expected service periods, which range from 3 to 3.5 years.

On June 20, 2007, an unrelated party in the Company’s October 2006 private placement exercised, on a cashless basis, 250,000 warrants and received 208,333 shares of restricted common stock. These shares were registered for resale in September 2007.

During the quarter ended September 30, 2007, other warrant holders, who participated in the private placement described above, exercised 3,745 warrants and paid the Company exercise proceeds of approximately $7,000.

During the quarter ended September 30, 2007, the Company issued 52,000 warrants with exercise prices ranging from $6.00 to $7.00 to consultants for services. The value of the warrants issued to consultants was calculated as approximately $125,000 using a Black-Scholes option pricing model with the following assumptions: expected term from 2.5 years, expected volatility of 60%, risk-free interest rate of 4.3% and dividend yield of 0%. The value of these warrants was fully expensed during the quarter ended September 30, 2007 based on the expected service period.

During the quarter ended September 2007, the Company issued a total of 5,357,143 warrants to investors and its placement agent in connection with a private placement. See Private Placement of Common Stock and Warrants aforementioned in this footnote.

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

The current value of warrants in tranches three through nine was calculated as approximately: $3.7 million (tranche three), $1.8 million (tranche four), $1.8 million (tranche five), $3.6 million (tranche six), $7.2 million (tranche seven), $3.6 million (tranche eight), and $1.8 million (tranche nine) or approximately $23.5 million in aggregate. The values were calculated using a Black-Scholes option pricing model with an expected term of 6 years, expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The Company will begin expensing the value of these tranches once there is a reasonable likelihood of achieving the performance criteria of each tranche (as described above) and would be based on the current values at that time. At September 30, 2007, the Company has recognized no expense related to tranches three through nine.

The Company, Burnett and Santa Monica Capital Partners II LLC, ("SMCP"), one of the Company's shareholders, entered into an Investor Rights Agreement providing certain registration rights with respect to the shares purchasable under the warrants, co-sale rights with SMCP, restrictions on resale and board observation rights.

Note 11    Related Party Transactions

The Company entered into a television production and distribution agreement with Showtime, which is also an investor in the Company. The Company earns revenue from and incurs expenses to Showtime in connection with this agreement. During the three and nine months ended September 30, 2007, the Company recorded revenue of approximately $411,000 from the pay-per-view broadcast of the Company’s June 22, 2007 event. The Company estimated the amount of this revenue from projected sales of the pay-per-view program, which were based upon initial reporting of actual sales by distribution partners during the first approximately two weeks after the event. If the final, actual sales reported by distribution partners are different than the estimated amount, the Company will record a charge or benefit to the statement of operations in a future period. During the three months ended September 30, 2007, the Company recorded a reduction to revenue of approximately $171,000 to adjust the estimated pay per view revenue recorded in the quarter ended June 30, 2007. During the three and nine months ended September 30, 2007, the Company incurred approximately $0.7 million and $2.6 million, respectively, of production expenses directly related to the Company’s live events, which were produced by Showtime on behalf of the Company. The Company estimated expenses for the three months ended September 30, 2007 based upon the television distribution agreement with Showtime, event-specific production and marketing budgets and historical experience. The production costs were recorded in cost of revenue. At September 30, 2007, the Company owed approximately $1.8 million to Showtime and had a receivable of approximately $240,000 from Showtime.

The Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to Santa Monica Capital Partners II (“SMCP”) for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. The Company paid $270,000 to SMCP for this monthly fee through the nine months ended September 30, 2007. Additionally, the Company incurred costs of $158,000 for free services to SMCP.

Note 12          Subsequent Events

In September 2007, the Company initiated an asset purchase transaction with Future Fight Productions, Inc. (“FFP”), an MMA event promoter. Under the proposed transaction, the Company will purchase FFP’s tangible and intangible MMA event related assets in exchange for consideration of $350,000 cash and 200,000 shares of restricted common stock. The proposed transaction calls for half of the restricted shares to be issued upon closing and half to be issued over the three years following the closing. The proposed transaction contains conditions precedent to closing including completion of financial and legal due diligence procedures satisfactory to the Company and provision of audited financial statements of FFP. The conditions precedent to closing have not yet been satisfied. As of September 30, 2007, the Company had advanced FFP approximately $70,000, which is included in other assets.

Item 2. Management’s Discussion and Analysis of Operations.

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

Overview

You should read the information in this Item 2 together with our condensed financial statements and notes thereto that appear elsewhere in this Report.

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

ProElite, Inc., a New Jersey corporation (the “Company”) is a holding company for entities that (a) organize and promote mixed martial arts matches, and (b) create an internet community for martial arts enthusiasts and practitioners. On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between us and the shareholders of Real Sport, Inc., a California corporation, we issued 25,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of Real Sport. As a result of this reverse merger transaction, Real Sport is now our wholly owned subsidiary, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, we completed a private placement of our securities with gross proceeds of $10,000,000. Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10, 2006 and September 13, 2006, respectively.

Our business plan is to capitalize on the popularity and growth of mixed martial arts in building an “Elite” fight brand, EliteXC, while also taking advantage of the Internet to capture fans, fighters and organizations in combat sports with its ProElite.com social networking web site. We plan on reaching MMA fans and participants through normal marketing channels (print, television, radio) and harnessing the efficient networking available over the Internet. We are in the process of acquiring multiple on- and off-line brands to increase our entertainment properties, content libraries and tool set offerings for fighters, fans and organizations in and around MMA. EliteXC, our fight brand, produces and promotes live events featuring the top fighters in MMA while ProElite.com has created an MMA grassroots online social network. We cross-promote our Internet and live properties so that each can strengthen the other.

Our business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products. The distribution channels include Showtime, CBS Sportsline, other major portals as well as additional television network and cable channels. Each live event may generate up to fifty hours of MMA video footage, and we have finalized licensing deals for the right to thousands of hours of MMA and other combat footage. This footage can be edited into videos or other formats that can be sold or used to market our fighters and future events.

Through September 30, 2007, the Company has promoted seven events, including two events featured on pay-per-view. EliteXC and our affiliates plan to run at least one event per month for the rest of 2007 and 2008.

ProElite.com has grown to over 50,000 registered members since its launch on February 1, 2007. ProElite.com streams the Company’s live events and has featured other fight brands in addition to EliteXC such as Cage Rage (London), ICON Sports (Hawaii), No Limits Gym (California) and Abu Dhabi (grappling tournament).

Private Placement of Securities in July 2007

Effective July 12, 2007, the Company entered into a Securities Purchase Agreement, dated June 29, 2007, with four institutional investors, whereby the Company issued and sold in a private placement 3,214,285 units for an aggregate purchase price of approximately $22,500,000. Each unit consisted of one share of the Company’s common stock and one-half of a five-year warrant to purchase one share of the Company’s common stock for $7.00 per share. An additional 357,143 units were also purchased by the investors under the securities purchase agreement, consisting of 357,143 shares to be sold by certain shareholders of the Company and warrants to purchase an additional 178,571 shares of common stock to be issued by the Company. The Company's agreement to issue the additional warrants was in consideration of the selling shareholders' entering into a lock-up agreement, which terms are described below. The selling shareholders included directors, executive officers, shareholders holding at least 5% of the outstanding shares of common stock of the Company, and their affiliates. The Company also entered into a Registration Rights Agreement with the investors.

Securities Purchase Agreement

The Securities Purchase Agreement contains a number of covenants by the Company that are outlined below in this paragraph. The Company will not file any registration statements on Form S-8, or other registration statements covering securities issued or that may be issued to its employees, directors, consultants or others for services, for a two-year period following July 31, 2007, subject to certain exceptions. The Company also provided the investors with anti-dilution coverage for a period ending on the second anniversary of the effective date of the Registration Statement, which was declared effective on September 5, 2007. Subject to certain exclusions, the anti-dilution coverage provides for the issuance of additional shares of common stock and adjustments to the exercise price of the warrants issued to the investors of the July 2007 private placement if the Company issues additional securities, including convertible securities, options or other rights to acquire securities, that exceed an aggregate of 200,000 shares of common stock at a price or exercise price per share of common stock less than $7.00 (subject to a floor of $2.00 per share and adjustment for splits, recapitalizations, reorganizations).

Investor Warrants

The warrants issued to the investors in the private placement are exercisable at any time and expire June 29, 2012. The exercise price of these investor warrants is $7.00 per share, subject to adjustments for stock splits, combinations, stock dividends or distributions, reclassification, conversion, capital reorganization, merger or consolidation. The investor warrants contain a provision providing for full anti-dilution coverage on the same terms as provided in the Securities Purchase Agreement for a period ending on September 5, 2009. A holder may also exercise its warrants at any time by means of a cashless exercise in which the holder shall be entitled to receive shares of common stock for the number of shares underlying the warrants equal to the appreciation in the warrants above the exercise price at the time of the exercise. The amount of the appreciation will be determined against a referenced per share price that in no event may exceed $15. The warrants do not confer upon holders any voting or other rights as stockholders of the Company.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the Company has agreed to file with the Registration Statement with the Securities and Exchange Commission, on or before August 27, 2007. The Registration Statement, which was declared effective on September 5, 2007, covered the resale of: (i) all of the securities underlying the units sold in or in connection with the July 2007 private placement, and (ii) any securities not already registered that were issued in connection with the Company’s private placement on October 3, 2006. The Company may also be required, under certain circumstances, to pay the investors and Hunter World Markets, Inc., the placement agent in the private placement offering, specified liquidated damages if it is unable to maintain the effectiveness of the Registration Statement.

Placement Agent Agreement

Pursuant to a placement agent agreement dated June 25, 2007, Hunter World Markets, Inc., an NASD member firm, acted as the exclusive placement agent in the private placement on July 12, 2007, and received: (i) a fee of $2,500,000 (ii) warrants to purchase 3,571,428 shares of common stock, which expires on July 31, 2012, and (iii) subject to certain terms and conditions, the right to prominent signage at three of the Company’s scheduled events per year for a two year period commencing with the first full month following July 31, 2007, subject to certain exceptions. The placement agent warrants have the same exercise price, cashless exercise feature and full anti-dilution coverage as the warrants issued to investors. The placement agent warrants do not confer upon its holder or holders any voting or other rights as stockholder of the Company. The Company conferred upon Hunter the right to nominate up to two members of the Company’s Board of Directors, including Hunter’s existing designee, and for a period ending on September 5, 2009, the right of first refusal for any equity, convertible debt or debt financing entered into by the Company, other than certain financings with strategic investors.  The Company has undertaken to indemnify Hunter for certain claims and liabilities that may arise in connection with the offer and sale of the units. The Company has also agreed to pay for one or more tombstone ads not to exceed $50,000 and to reimburse Hunter for fees of its counsel subject to a minimum of $25,000. The Company has further covenanted with Hunter to use best efforts as soon as practicable following July 31, 2007, subject to certain exceptions to apply for listing of the Company’s shares for trading on, and diligently attempt to be listed on, the Nasdaq Stock Market or the American Stock Exchange.

Lock-Up Agreements

As a condition to closing under the placement agent agreement, the Company’s officers, directors and principal shareholders, including without limitation, Santa Monica Capital Partners II, LLC and its principals, Showtime Networks, Inc., Lifelogger, LLC, and other persons who may be identified by Hunter, entered into agreements whereby each agreed not to sell any shares owned directly or indirectly by any of them for a period of 18 months from September 5, 2007.

Amendment to Warrant and Related Agreements with JMBP, Inc. and Mark Burnett

Effective July 16, 2007, the Company entered into an Amendment to Warrant and Related Agreements, dated June 28, 2007, with JMBP, Inc. and Mark Burnett, pursuant to which:

(i)
The agreement between the parties related to a reality TV show and the warrant issued pursuant to such agreement, both dated June 15, 2007, now provides that 1,000,000 shares of Common Stock included in the warrant will not be subject to forfeiture under any circumstances (irrespective of whether or not a license agreement with a broadcaster is entered into);

(ii)
Mr. Burnett will not sell any shares of Common Stock or shares of Common Stock underlying the warrants for a period of 18 months from the effective date of the Registration Statement, under the Investor Rights Agreement, dated June 15, 2007; and

(iii)
The provision regarding the termination of the Investor Rights Agreement if a license agreement with a broadcaster is not entered into within one year after the effective date of the Investor Rights Agreement was removed.

Waiver of Liquidation Fees and Amendment to the Registration Rights Agreement from the October 2006 private placement offering

Effective July 10, 2007, the Company entered into a Waiver and Amendment to Registration Rights Agreement, dated as of June 27, 2007 with Hunter and the subscribers to the Company’s private placement offering on October 3, 2006, pursuant to which the subscribers and Hunter agreed to waive all and any liquidated damage payments owed by the Company, in accordance with the Registration Rights Agreement, dated October 3, 2006, by and among the Company, Hunter and the subscribers. The Company agreed to file a registration statement covering the resale of the remaining shares of its common stock underlying the warrants previously issued to Hunter and the subscribers in connection with its private placement in October 2006 on Form S-1 or such other form as may be appropriate within 45 days of the sale of its securities on July 12, 2007. Such registration statement was declared effective on September 5, 2007.

Entlian Corporation

Effective August 24, 2007, the Company entered into an investment agreement with Entlian Corporation, a Korean corporation, and CJ Media Inc., a Korean corporation. Under the Investment Agreement, on September 18, 2007 the Company purchased a 32% interest in Entlian (assuming the conversion of certain debt owed by Entlian to CJ Media into shares of capital stock of Entlian), for an aggregate purchase price of US$1,000,000 and 100,000 restricted shares of the Company’s common stock. These shares are subject to a lock-up for a period ending 18 months after September 5, 2007.

King of the Cage

Pursuant to a purchase agreement dated September 11, 2007 among King of the Cage, Inc. (“KOTC”), Terry Trebilcock and Juliemae Trebilcock, the shareholders of KOTC, and the Company, on September 11, 2007 the Sellers sold to the Company all of the shares of capital of KOTC. The consideration for such shares is the payment to the shareholders of KOTC of $3,250,000 cash at closing; 178,571 restricted shares of the Company’s common stock to be delivered on January 2, 2008 to the KOTC shareholders and/or their designees; and $500,000 in cash to be paid sixty days from closing subject to any offset for any indemnity claims by the Company. Additionally, the Company has agreed to make contingent payments over a five-year period of up to an additional $5,000,000 (payable in part in cash and in part in shares of the Company’s common stock, as provided in the purchase agreement) in accordance with a schedule based on the number of events produced under the supervision of Terry Trebilcock under the KOTC name and earnings before interest, taxes, depreciation and amortization for KOTC’s operations during such period. As security for these contingent payments, the Company agreed to grant to the shareholders of KOTC a first priority security interest in the KOTC shares. The Company also agreed to enter into a five-year employment agreement with Trebilcock pursuant to which Mr. Trebilcock will serve as President of the KOTC brand of EliteXC and to supervise the production of live mixed martial events under the KOTC brand and such other duties as may be assigned to him by the Company. In addition to a salary of $150,000, Trebilcock is to receive a share of KOTC’s EBITDA over specified levels.

Belgravia Entertainment International Limited

Pursuant to a purchase agreement dated September 12, 2007 among Belgravia Entertainment International Limited, John Faraday and the Company, on September 12, 2007 Belgravia sold to the Company all of the share capital of Mixed Martial Arts Promotions Limited, an English company, and the Mixed Martial Arts Productions Limited, an English company. The consideration for the shares of capital stock of the two companies is the payment to Belgravia of $1,219,000, the issuance of 500,000 restricted shares of the Company’s common stock and the payment of an additional $1,000,000 within three business days of the first anniversary of the closing of the transactions, as contemplated in the purchase agreement (subject to any offset for breach of warranty). Additionally, the Company repaid at closing (a) a loan by Integrated Technologies and Systems Limited in the amount of $2,600,000 and (b) a loan by Andrew Gear of $181,000, each made to Mixed Martial Arts Promotions Limited.

Future Fight Productions

Pursuant to an Asset Purchase Agreement effective September 21, 2007 among Future Fight Productions, Inc. (“FFP”), the shareholders of FFP, and the Company, FFP agreed to sell to the Company all of the assets of FFP relating to the mixed martial arts business. The consideration for these assets will be the payment to FFP of $350,000 cash at the closing; and 200,000 restricted shares of the Company’s common stock.100,000 shares of the Company’s common stock are to be delivered on the closing, and the remaining 100,000 of such shares are to be delivered in equal installments on each of the first three anniversaries of the closing. A portion of the Company’s common stock is subject to forfeiture in the event of the occurrence of certain events. Additionally, the Company will pay an additional $100,000 in cash if FFP’s EBITDA for a certain 12 month period exceeds a given threshold. Closing of the transaction is subject to certain conditions precedent which have not yet been met. The purchase agreement also contemplates a five-year Consultation Agreement between the Company and FFP, including the payment to FFP of a portion of FFP’s EBITDA.

Results of Operations

The Company was formed in 1992 and began operations after a reverse merger in August 2006. Therefore, the Company has no insignificant financial results, consisting of nominal general and administrative expenses and a non-cash interest charge, for the period ended September 30, 2006.

For the three months ended September 30, 2007.

Revenue. Revenue was $1,100,102 for the three months ended September 30, 2007 and was earned principally from ticket sales to our Hawaii (September), London (July) and Chumash (July) events and our newly-acquired subsidiaries' events subsequent to the acquisition dates. During the quarter we recorded a reduction of sales of approximately $171,000 to adjust estimated pay per view revenue recorded in the quarter ended June 30, 2007 and in accounts receivable at September 30, 2007. This reduction was a result of updated estimates received from our distribution partners of pay per view sales of our June 22, 2007 Shamrock-Baroni event.

Cost of revenue. Cost of revenue was $3,390,808 for the three months ended September 30, 2007. The largest portion of cost of revenue was $705,195 of expenses related to Showtime for television production expenses at live events. Other significant components of cost of revenue in the three months ended September 30, 2007 were fighters purses of $605,242, production of “Barker shows” (i.e., event-specific promotional videos) of $219,824, arena rental and related expenses of $112,633, event-specific marketing expense of $120,096, set design expenses of $79,688, travel of $110,718, and Internet production and streaming expenses of $100,492. Also, our newly acquired subsidiaries incurred event-related costs of approximately $625,000 since the date of acquisition.

Marketing expenses. Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $119,002 in the quarter ended September 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate sales and marketing expenses to increase as we promote our Company and brands.

Website operations. Website operations expenses consist primarily of wages, consultants’ fees and technical infrastructure expenses related to running the Company’s Internet websites. Website operations expenses were $1,031,185 for the quarter ended September 30, 2007.

General and administrative expenses. For the three months ended September 30, 2007, general and administrative expenses amounted to $3,905,073 and consisted primarily of non-cash, stock-based compensation expense and amortization of capitalized warrant costs of $910,731; salaries, wages and payroll taxes of $702,981; consulting expenses of $495,150; professional services of $323,340; and travel expenses of $353,768.

Loss from operations. Loss from operations was $7,345,966 for the three months ended September 30, 2007 as the Company was in the beginning phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net loss. Net loss for the three months ended September 30, 2007 was $7,153,261 or $0.16 per share. The net loss during the first quarter was due to the same factor noted above in “Loss from operations”.

For the nine months ended September 30, 2007.

Revenue. Revenue was $3,341,940 for the nine months ended September 30, 2007 and was earned principally from ticket sales to our Mississippi (February), San Jose (June), Chumash (July), London (July) and Hawaii (September) live events, fees from FEG USA, Inc. for co-production of a June 2006 event and from the pay-per-view showing of our June 22, 2006 event on Showtime. During the quarter we recorded a reduction of sales of approximately $171,000 to adjust estimated pay per view revenue recorded in the quarter ended June 30, 2007 and accounts receivable at September 30, 2007. This reduction was a result of updated estimates received from our distribution partners of pay per view sales of our June 22, 2007 Shamrock-Baroni event.

Cost of revenue. Cost of revenue was $9,356,265 for the nine months ended September 30, 2007. The largest portion of cost of revenue was $2,594,705 of expenses related to Showtime for marketing and television production expenses for live events. Other significant components of cost of revenue in the nine months ended September 30, 2007 were fighters purses of $1,831,482, production of “Barker shows” (i.e., event-specific promotional videos) of $899,230, arena rental and related expenses of $472,864, event-specific marketing expense of $457,504, set design expenses of $404,058, travel of $293,288, tickets purchased for Company guests of $190,594, Internet production and streaming expenses of $212,307, and write off of the net book value of set design costs of approximately $243,000, which in June 2007 were determined to not be useful for future events. Additionally, our newly acquired subsidiaries incurred approximately $625,000 of event-related costs since the acquisition dates.

Marketing expenses. Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $246,049 in the nine months ended September 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate sales and marketing expenses to increase as we promote our Company and brands.

Website operations. Website operations expenses consist primarily of wages, consultants’ fees and technical infrastructure expenses related to running the Company’s Internet websites. website operations expenses were $2,351,429 for the nine months ended September 30, 2007. The Company capitalized $349,976 of costs associated with the ProElite.com and EliteXC.com websites during the first quarter of 2007.

General and administrative expenses. For the nine months ended September 30, 2007 general and administrative expenses were $10,879,726 and consisted primarily of non-cash, stock-based compensation expense and amortization of capitalized warrant costs of $4,452,522; salaries, wages and payroll taxes of $1,626,893; consulting expenses of $1,061,135; professional services of $871,242; and travel expenses of $611,240.

Loss from operations. Loss from operations was $19,491,529 for the nine months ended September 30, 2007 as the Company was in the beginning phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net loss. Net loss for the nine months ended September 30, 2007 was $19,099,783 or $0.44 per share. The net loss during the first quarter was due to the same factor noted above in “Loss from operations”.

Liquidity and Capital Resources

Net cash used by operating activities was $12,210,957 during the nine months ended September 30, 2007. The use of cash was primarily the result of the Company being in the early phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net cash used by investing activities was $9,566,734 during the nine months ended September 30, 2007 due primarily to the cash consideration of $3.25 million paid for acquisition of King of the Cage, Inc. and $3.9 million paid for Mixed Martial Arts Productions, Ltd., $1 million paid to purchase a partial ownership interest in Entlian Corp. (SpiritMC) and to the purchase of equipment, furniture and leasehold improvements.

Net cash provided by financing activities was $25,018,514 during the nine months ended September 30, 2007 due to the issuance of common stock and warrants for $20.2 million in a private placement and to the issuance of common stock a warrants to Showtime for $5 million.

 In September 2007, the Company acquired two companies and made a significant investment in a third. Additionally, the Company’s business plan calls for expanding the scale of live events and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company has approximately $10.5 million of cash at September 30, 2007, additional financing is needed to continue to grow the operations to their desired levels over the next 12 months. We are currently seeking additional financing.

If we are unable to raise sufficient financing, we will be required to reduce our expansion programs and our growth may be limited. To that end, management has prepared and is launching a program of cost reductions and other initiatives to improve operations. If this program is not successful and sufficient additional financing cannot be obtained, the Company may have to curtail or reduce operations.

There can be no assurances that we will be able to raise sufficient financings on favorable terms and conditions.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on such evaluation, such officers have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In evaluating our internal controls as of December 31, 2006, our auditors noted several material weaknesses and a significant deficiency which we are working to address. The material weaknesses noted were: (1) the Company inadequately maintained accounting records, (2) accounting policies and procedures were not formally documented and (3) the accounting department did not have sufficient technical accounting knowledge. The significant deficiency noted was that a contractor did not provide adequate accounting for funds advanced by the Company.

(b) Changes in internal controls. The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are actively working to eliminate the internal control weaknesses and deficiency noted by: bringing all accounting and record maintenance in-house, implementing Microsoft Dynamics/Great Plains accounting software; implementing a purchase order and approval system and system of managerial approval prior to disbursement of funds; implementing reviews of budget and actual results by department managers; formally documenting accounting policies and procedures; creating centralized, on-site document repositories and maintenance, and we hired personnel in the accounting, finance and legal departments.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected our internal controls over financial reporting. However, it is expected that implementation of the above described remediation steps will have a significant impact on enhancing our internal control over financial reporting during 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 14, 2006, the Company received a demand letter (the “Demand Letter”) from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The Demand Letter alleges that the Company entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting the Company in raising financing, and that the Company or its directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company. Wallid did not specify the damages he claims to have sustained as a result of these acts.

The Company denies Wallid’s allegations, and denies that it has, or has breached, any obligations to Wallid. On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles, LASC Case No. BC 364204 (the “California Lawsuit”). In the California Lawsuit, the Company seeks a judicial declaration that the allegations in the Demand Letter are false. In addition, the California Lawsuit alleges that Wallid has misappropriated the Company’s business plan and other confidential and proprietary information, that Wallid has been unjustly enriched at the Company’s expense, that Wallid is engaging in unfair competition with the Company , and that Wallid’s actions violate California Business and Professions Code sections 17200, et seq. Wallid answered the complaint on March 22, 2007, and then transferred the case to federal court. The case will be litigated in federal court, discovery is underway and the case is set for trial on September 16, 2008.

On January 10, 2007, Wallid filed suit against the Company, among others, in federal court in New Jersey (the “New Jersey Lawsuit”). He amended his complain on February 1, 2007. On April 18, 2007, the Company filed a motion to dismiss or stay the New Jersey Lawsuit because the California Lawsuit was filed first, or in the alternative to transfer the case to the federal court in California where the California Lawsuit is pending. On June 26, 2007, the court granted the Company’s motion and ordered the New Jersey Lawsuit transferred to the federal court in California.

On November 5, 2007, the federal court in the California lawsuit approved a stipulation by Wallid and the Company granting Wallid leave to file a Counterclaim and Third Party Complaint in the California Lawsuit, and providing for dismissal of the New Jersey Lawsuit without prejudice upon completion of the transfer of that action to California. The Counterclaim and Third Party Complaint asserts substantially the same claims Wallid asserted in the New Jersey Lawsuit. Wallid seeks: a 23.25% to 26.67% equity interest in the Company; damages for his losses in an amount to be determined at trial, but no less than $75,000; punitive damages of no less than $10,000,000; an imposition of a receiver to oversee the assets of the Company; an accounting on all income earned by the Company; and attorneys’ fees and costs of suit. The Company denies Wallid’s allegations and intends to assert a vigorous defense.

On January 23, 2007, West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”), and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability has been accrued for the $150,000 at September 30, 2007.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime Networks, the Company and a subsidiary in which it alleges that the defendants infringed Zuffa’s copyrights by airing footage from certain Ultimate Fighting Championship events and alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. The Company and Showtime have filed a motion to dismiss the case, and the parties to the lawsuit are currently waiting for a decision from the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2007	PROELITE, INC.

	By:	/s/ Douglas DeLuca
Douglas DeLuca, Chief Executive Officer (Principal Executive Officer)

And:	/s/ Edward G. Hanson
Edward G. Hanson, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1
Share Exchange Agreement dated as of October 3, 2006 among the Company, Santa Monica Capital Partners II, LLC, Douglas DeLuca, Gary Shaw, Lifelogger, LLC, Pro Camp Enterprises LLC, Jarred Shaw, Hunter World Markets, Inc., and David Ficksman. (1)

4.1	Amendment to Warrant and Related Agreements by and between JMBP, Inc., Mark Burnett and ProElite, Inc. dated June 28, 2007. (3)

4.2	Form of Warrant issued to Mark Burnett on June 15, 2007. (2)

4.3	Form of Investor Warrant dated as of June 29, 2007. (3)

4.4	Form of Registration Rights Agreement dated as of June 29, 2007 between ProElite, Inc. and the Purchasers named therein and Hunter World Markets, Inc. (3)

4.5	Placement Agent Warrant issued to Hunter World Markets, Inc. dated as of June 29, 2007. (3)

4.6	Form of Lock-Up Agreement. (5)

10.1	Form of Securities Purchase Agreement dated as of June 29, 2007, by and among ProElite, Inc. and the Purchasers named therein. (3)

10.2	Placement Agent Agreement dated as of June 25, 2007, between ProElite, Inc. and Hunter World Markets, Inc. (3)

10.3	Form of Agreement between Company and Selling Shareholder. (5)

10.4	Waiver and Amendment to Registration Rights Agreement, dated as of June 27, 2007. (4)

10.5	Investment Agreement dated August 24, 2007, by and among ProElite, Inc., Entlian Corporation and CJ Media Inc. (7)

10.6	Purchase Agreement dated September 11, 2007, by and among ProElite,Inc., Belgravia Entertainment International Limited and John Faraday. (6)

10.7	Stock Purchase Agreement dated as of September 11, 2007, by and among ProElite, Inc., King of the Cage, Inc., and the shareholders of King of the Cage. (6)

10.8	Employment Agreement dated as of September 11, 2007, by and between ProElite, Inc and Terry Trebilcock. (6)

10.9	Stock Pledge Agreement dated as of September 11, 2007, between ProElite, Inc., as pledgor and Terry Trebilcock and Juliemae Trebilcock, as pledges. (6)

10.10	Asset Purchase Agreement dated as of September 21, 2007, by and among ProElite, Inc., Future Fight Productions, Inc., and the shareholders of Future Fight Productions, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with the Company’s registration statement on Form SB-2, originally filed on January 7, 2007 and declared effective on May 14, 2007.

(2)	Previously filed on June 18, 2007 with the current report on Form 8-K.

(3)	Previously filed on July 18, 2007 with the current report on Form 8-K.

(4)	Previously filed on July 16, 2007 with the current report on Form 8-K.

(5)	Previously filed in connection with the Company’s registration statement on Form SB-2, originally filed on August 24, 2007 and declared effective on September 5, 2007.

(6)	Previously filed on September 17, 2007 with the current report on Form 8-K.

(7)	Previously filed on September 21, 2007 with the current report on Form 8-K.