Form 10KSB
period 2007-12-31
PROELITE, INC.
filed 2008-04-15
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      To

Commission file number 000-31573

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
if Changed Since Last Report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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
Yes ☐ No ☒

As of the close of trading on March 31, 2008 there were 51,938,057 shares of Common Stock outstanding, 10,814,008 shares of which were held by non-affiliates. The aggregate market value of common shares held by non-affiliates, based on the average closing bid and asked prices on March 28, 2008, was approximately $81.1 million.

State issuer’s revenue for its most recent fiscal year: $5,291,570

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ProElite, Inc.

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I.

Forward Looking and Cautionary Statements

This Form 10-KSB contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results.

Overview

You should read the information in this Item 1 together with our financial statements and notes thereto that appear elsewhere in this report.

Item 1. Description of Business

Mixed Martial Arts, commonly referred to as MMA, is a sport growing in popularity around the world. In MMA matches, athletes use a combination of a variety of fighting styles, including boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do, and wrestling. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in over thirty states. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision.

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

Our business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products. The distribution channels include CBS, Showtime, CBS Sportsline, other major portals as well as additional television network and cable channels. Each live event may generate up to fifty hours of MMA video footage, and we have finalized licensing deals for the right to thousands of hours of MMA and other combat footage. This footage can be edited into videos or other formats that can be sold or used to market our fighters and future events.

Since the Company’s formation in August 2006, we have established ourselves as a leading, global promoter of live MMA events and provider of a social-networking website focused exclusively on MMA. We have agreements to distribute content by television and DVD throughout the world. To date, we have focused our efforts primarily on events in the United States and United Kingdom and on our website.

In 2007, we accomplished several strategic objectives. We acquired or invested in well-regarded MMA live event brands throughout the world, and launched our social-networking MMA community website, www.proelite.com, for use.

Through December 31, 2007, the Company and its subsidiaries have promoted 18 events, including two events featured on pay-per-view. EliteXC and our affiliates currently plan to run significantly more events during 2008.

ProElite.com has grown to over 90,000 registered members since its launch on February 1, 2007. ProElite.com now attracts over 200,000 unique visitors per month who generate more than 1,000,000 page views. ProElite.com has streamed 14 events online of the Company’s live events as well as other fight brands including EliteXC, Cage Rage (London), ICON Sports (Hawaii), No Limits Gym (California), Fury Fighting Championship (Brazil), Ring of Fire (Philippines) and Abu Dhabi (worlds’ most prestigious grappling tournament). Online revenue lines began in 2007 include advertising and sponsorships, gym/school pay for placement in the ProElite.com gym directory, e-commerce from the ProElite.com store, pay-per-view and video on demand. ProElite.com also generates revenue by repurposing its existing technology for third party companies who want to create social networking environments around their properties.

We have incurred losses and negative cash flows from operations since inception and have limited cash. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Reverse Split

The Company effected a 1 for 500 reverse split on October 27, 2006. Unless otherwise indicated, information with respect to the issued and outstanding shares of the Company’s common stock and shares issuable upon the exercise of any warrants is based on the reverse split.

Bridge Loans in October 2006

In August 2006, the Company entered into a bridge loan transaction with an affiliate of the placement agent for $350,000 and shareholders for $250,000. As payment for interest, the loan holders received $75,000, which was paid from the proceeds of the October 2006 private placement. The loan principal was also repaid in October 2006 from the proceeds of the private placement. The Company also issued to the lenders warrants with a three-year term to purchase an aggregate of 600,000 common shares at $0.60 per share. The value of these warrants of $0.53 per warrant, or $318,000, was charged to interest expense during the period ended December 31, 2006.

Private Placement of Securities in October 2006

On October 3, 2006, we sold an aggregate of 3,333,333 units, each unit consisting of three shares of common stock and a three-year warrant to purchase one share of common stock at a per share exercise price of $2.00, to accredited investors at a per unit price of $3.00, resulting in aggregate gross proceeds of approximately $10,000,000. We paid to Hunter World Markets, Inc. as placement agent, a commission of 10% on the gross proceeds of the private placement and issued five year warrants to purchase common stock equal to 30% of the number of shares included in the units sold in the private placement offering, exercisable at $2.00 per share. The Company agreed to appoint a designee of Hunter World to its board of directors for a two-year period ending October 3, 2008. This period was subsequently extended to September 5, 2009 in connection with the company's private placement of securities in 2007.  On January 12, 2007, we filed a registration statement to register 13,273,999 of these shares. This registration statement was declared effective on May 14, 2007.

Showtime

On November 8, 2006, the Company entered into a television distribution agreement with Showtime Networks to televise the Company’s live events. The agreement provides that the Company will provide a minimum number of events for the years 2007 through 2009. There was no license fee payable by Showtime on account of Showtime events in 2007 and the Company bore all costs and expenses for the events. License fees in 2008 and 2009 will be split between the Company and Showtime. For each event featured on pay-per-view, the Company will receive the proceeds received by Showtime, less the distribution fee and advances made by Showtime on the Company’s behalf for marketing, public relations and television production. Any revenues derived from the sale of the Company’s merchandise by Showtime, or through Showtime Networks’ website or telecasts will be split 70% to the Company and 30% to Showtime. In connection with this agreement, the Company issued a warrant to purchase 2.5 million shares of common stock at a per share exercise price of $2.00. These warrants were valued at $606,579, were recorded in prepaid distribution costs, and are being amortized into operations over a three-year period commencing November 2006.

On January 5, 2007, pursuant to a Securities Purchase Agreement the Company entered into with Showtime, the Company issued an aggregate of 1,666,667 units for $5 million in cash, each unit consisting of 3 shares of common stock and a three-year warrant to purchase 1 share of common stock at a per share exercise price of $2.00 to Showtime, at a per unit price of $3.00. These warrants have been valued at $345,000 and were recorded in additional paid-in capital. Additionally, the Company issued a seven-year warrant to purchase 2.5 million shares of common stock to Showtime at a per share exercise price of $2.00, in consideration of the funding and the exclusive distribution agreement provided to the Company. These warrants have been valued at $608,000 and will be amortized into operations over a three-year period commencing January 5, 2007. The Showtime warrants were exercisable as of the date of grant, January 5, 2007.

Pursuant to the investor rights agreement entered into with Showtime, the Company granted Showtime the right to appoint one member to the Board of Directors, and Santa Monica Capital Partners II, LLC, the Company’s largest shareholder, has agreed to vote all shares it owns or over which it has voting control in whatever manner necessary to ensure that the Showtime designee will be elected to the Board of Directors at each annual or special meeting of shareholders at which an election of directors is held or pursuant to any written consent of the shareholders.

Private Placement of Securities in July 2007

Effective July 12, 2007, the Company entered into a Securities Purchase Agreement (“SPA”), dated June 29, 2007, with four institutional investors, whereby the Company issued and sold in a private placement 3,214,285 units for an aggregate purchase price of approximately $22,500,000. Each unit consisted of one share of the Company’s common stock and one-half of a five-year warrant to purchase one share of the Company’s common stock for $7.00 per share. An additional 357,143 units were also purchased by the investors under the SPA, consisting of 357,143 shares sold by certain shareholders of the Company and warrants to purchase an additional 178,571 shares of common stock to be issued by the Company. The Company’s agreement to issue the additional warrants was in consideration of the selling shareholders’ entering into a lock-up agreement, which terms are described below. The selling shareholders included directors, executive officers, shareholders holding at least 5% of the outstanding shares of common stock of the Company, and their affiliates. The Company also entered into a Registration Rights Agreement with the investors.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement with the Securities and Exchange Commission. The Registration Statement, which was declared effective on September 5, 2007, covered the resale of: (i) all of the securities underlying the units sold in or in connection with the July 2007 private placement, and (ii) any securities not already registered that were issued in connection with the Company’s private placement on October 3, 2006. The Company may also be required, under certain circumstances, to pay the investors and Hunter World Markets, Inc., the placement agent in the private placement offering, specified liquidated damages if it is unable to maintain the effectiveness of the Registration Statement.

Placement Agent Agreement

Pursuant to a placement agent agreement dated June 25, 2007, Hunter World Markets, Inc., an NASD member firm, acted as the exclusive placement agent in the private placement on July 12, 2007, and received: (i) a fee of $2,500,000 (ii) warrants to purchase 3,571,428 shares of common stock, which expires on July 31, 2012, and (iii) subject to certain terms and conditions, the right to prominent signage at three of the Company’s scheduled events per year for a two year period commencing August 1, 2007, subject to certain exceptions. The placement agent warrants have the same exercise price, cashless exercise feature and full anti-dilution coverage as the warrants issued to investors. The placement agent warrants do not confer upon its holder or holders any voting or other rights as stockholder of the Company. The Company conferred upon Hunter the right to nominate up to two members of the Company’s Board of Directors, including Hunter’s existing designee, and for a period ending on September 5, 2009, the right of first refusal for any equity, convertible debt or debt financing entered into by the Company, other than certain financings with strategic investors.  The Company has undertaken to indemnify Hunter for certain claims and liabilities that may arise in connection with the offer and sale of the units. The Company has also agreed to pay for one or more tombstone ads not to exceed $50,000 and to reimburse Hunter for fees of its counsel subject to a minimum of $25,000. The Company has further covenanted with Hunter to use best efforts as soon as practicable following July 31, 2007, subject to certain exceptions to apply for listing of the Company’s shares for trading on, and diligently attempt to be listed on, the Nasdaq Stock Market or the American Stock Exchange.

Lock-Up Agreements

As a condition to closing under the placement agent agreement, the Company’s officers, directors and principal shareholders, including without limitation, Santa Monica Capital Partners II, LLC and its principals, Showtime Networks, Inc., Lifelogger, LLC, and other persons who may be identified by Hunter, entered into agreements whereby each agreed not to sell any shares owned directly or indirectly by any of them for a period of 18 months ending on March 5, 2009.

Waiver of Liquidation Fees and Amendment to the Registration Rights Agreement from the October 2006 private placement offering

Pursuant to a Waiver and Amendment to Registration Rights Agreement, dated as of June 27, 2007, Hunter World Markets and the subscribers to the Company’s private placement offering on October 3, 2006 waived the liquidated damage payments owed by the Company, in accordance with the Registration Rights Agreement, dated October 3, 2006, and the Company agreed to file a registration statement covering the resale of the remaining shares of its common stock underlying the warrants previously issued to Hunter and the subscribers in connection with its private placement in October 2006, which was declared effective on September 5, 2007.

Mark Burnett and JMBP, Inc.

The Company entered into an agreement with Mark Burnett and JMBP, Inc., a California corporation wholly-owned by Mark Burnett, in connection with a television series involving MMA for the initial exhibition during prime time on one of the specified networks or cable broadcasters. JMBP (or a separate production services entity owned or controlled by JMBP) will render production services in connection with the series and will be solely responsible for and have final approval regarding all production matters, including budget, schedule and production location. It is anticipated that, as a condition to involvement in the series, each of the series contestants will sign a separate agreement with us or one of our affiliates for services rendered outside of the series. JMBP will own all rights to the series. The Company and JMBP will jointly exploit the Internet rights in connection with the series on ProElite.com and other websites controlled by the ProElite.com website. The Company is entitled to a certain share of JMBP’s proceeds from the series. Subject to specified exceptions, JMBP and Mark Burnett have agreed to exclusivity with respect to mixed martial arts programming. The term of the agreement extends until the earlier of the end of the term of the license agreement with the broadcast of the series or the failure of JMBP to enter into such a license agreement by June 15, 2008.

In connection with the agreement, we issued to Burnett warrants to purchase up to 17,000,000 shares of the Company's common stock. The warrants are divided into nine tranches with varying vesting dates. The warrants have an exercise price of $3.00 per share (subject to adjustment) as set forth in the warrant. The expiration date for a particular tranche of warrants is the latest to occur of (i) June 15, 2013; (ii) the date which is one year after the vesting date of any such tranche, and (iii) one year after the expiration of the term of the license agreement entered into with a broadcaster. The Company, Burnett and Santa Monica Capital Partners II, LLC, one of the Company's shareholders, entered into an Investor Rights Agreement providing certain registration rights with respect to the shares underlying the warrants, co-sale rights with Santa Monica Capital Partners II, LLC, restrictions on resale and board observation rights. The Subscription Agreement and warrant was amended on July 16, 2007 to, among other things, provide that 1,000,000 of the shares of common stock of the Company included in the warrant will not be subject to forfeiture under any circumstances, irrespective of whether or not a license agreement with a broadcaster is entered into.

The Company subsequently entered into an Amendment to Warrant and Related Agreements, dated June 28, 2007, with JMBP, Inc. and Mark Burnett, pursuant to which:

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

Entlian Corporation

The Company entered into an investment agreement with Entlian Corporation, a Korean corporation, and CJ Media Inc., a Korean corporation, pursuant to which the Company purchased a 32% interest in Entlian on September 18, 2007 (assuming the mandatory conversion of certain debt owed by Entlian to CJ Media into shares of capital stock of Entlian), for an aggregate purchase price of US$1,000,000 and 100,000 restricted shares of the Company’s common stock. These shares are subject to a lock-up for a period ending 18 months after September 5, 2007.

King of the Cage

Pursuant to a purchase agreement dated September 11, 2007 among King of the Cage, Inc. (“KOTC”), Terry Trebilcock and Juliemae Trebilcock, the selling shareholders of KOTC, and the Company, on September 11, 2007 the Sellers sold to the Company all of the shares of capital of KOTC. The consideration for such shares is the payment to the shareholders of KOTC of $3,250,000 cash at closing; a minimum of 178,571 restricted shares of the Company’s common stock expected to be delivered in April 2008 to the KOTC shareholders and/or their designees; and $500,000 in cash to be paid sixty days from closing subject to any offset for any indemnity claims by the Company. Additionally, the Company has agreed to make contingent payments over a five-year period of up to an additional $5,000,000 (payable in part in cash and in part in shares of the Company’s common stock, as provided in the purchase agreement) in accordance with a schedule based on the number of events produced under the supervision of Terry Trebilcock under the KOTC name and earnings before interest, taxes, depreciation and amortization for KOTC’s operations during such period. As security for these contingent payments, the Company agreed to grant to the shareholders of KOTC a first priority security interest in the KOTC shares. The Company also agreed to enter into a five-year employment agreement with Trebilcock pursuant to which Mr. Trebilcock will serve as President of KOTC and supervise the production of live mixed martial events under the KOTC brand and such other duties as may be assigned to him by the Company. In addition to a salary of $150,000, Trebilcock is to receive a share of KOTC’s EBITDA over specified levels.

CageRage

Pursuant to a purchase agreement dated September 12, 2007 among Belgravia Entertainment International Limited, John Faraday and the Company, on September 12, 2007 Belgravia sold to the Company all of the share capital of Mixed Martial Arts Promotions Limited, an English company, and the Mixed Martial Arts Productions Limited, an English company (together referred to as “CageRage”). The consideration for the shares of capital stock of the two companies is the payment to Belgravia of $1,219,000, the issuance of 500,000 restricted shares of the Company’s common stock and the payment of an additional $1,000,000 within three business days of the first anniversary of the closing of the transactions, as contemplated in the purchase agreement (subject to any offset for breach of warranty). Additionally, the Company repaid at closing (a) a loan by Integrated Technologies and Systems Limited in the amount of $2,600,000 and (b) a loan by Andrew Gear of $181,000, each made to Mixed Martial Arts Promotions Limited.

Future Fight Productions

Pursuant to an Asset Purchase Agreement consummated on December 7, 2007, among Future Fight Productions, Inc. (“FFP”), the shareholders of FFP, and the Company, FFP agreed to sell to the Company all of the assets of FFP relating to the mixed martial arts business. The consideration for these assets was $350,000 cash at the closing; and 200,000 restricted shares of the Company’s common stock. 100,000 shares of the Company’s common stock were delivered on the closing, and the remaining 100,000 of such shares are to be delivered in equal installments on each of the first three anniversaries of the closing. A portion of the Company’s common stock is subject to forfeiture in the event of the occurrence of certain events. Additionally, the Company will pay an additional $100,000 in cash if FFP’s EBITDA for a certain 12 month period exceeds a given threshold. The purchase agreement also contemplates a five-year Consultation Agreement between the Company and FFP, including the payment to FFP of a portion of FFP’s EBITDA.

CBS Distribution Agreement, Warrant Issuance and Showtime Warrant Exercise

The Company and CBS Entertainment (“CBS”) entered into an agreement dated as of February 22, 2008 (the “Broadcast Agreement”) pursuant to which CBS has the right to place an order for four two-hour mixed martial arts fight programs (the “Events”) for live broadcast during a period of one year. CBS was also granted four subsequent, consecutive annual options to order four additional two-hour Events and to order Events other than two-hours in length. In addition to the Events, CBS may order derivative type programs based on the Events. CBS will pay to the Company a per Event license fee. During the term, subject to limited exceptions, the Company’s ProElite and EliteXC brands will be exclusive to CBS in broadcast television and premium cable in the United States (excluding Puerto Rico) and Bermuda.

In connection with the Broadcast Agreement, the Company and Showtime Networks Inc. (SNI”), an affiliate of CBS, entered into a Subscription Agreement dated as of February 22, 2008 pursuant to which the Company agreed to issue two Warrants to SNI (the “New Warrants”) each for the purchase of 2,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share. The first Warrant vests immediately and is for a term of five years from February 22, 2008. The second Warrant vests in four equal tranches of 500,000 shares with each respective tranche to vest if an Event is broadcast pursuant to the Broadcast Agreement. The term of each tranche is five years from the date that such tranche vests. Pursuant to an Investor Rights Agreement between the Company and SNI dated as of February 22, 2008, the Company granted to SNI certain registration rights with respect to the shares issuable upon exercise of the New Warrants, and SNI agreed that such shares and the New Warrants are subject to certain transfers restrictions until March 5, 2009.

Pursuant to the Subscription Agreement, effective February 22, 2008, the Company issued the New Warrants to SNI. Additionally, SNI exercised part of the warrants previously issued to SNI in January 2007. The exercise was for an aggregate of 2,000,000 shares of the Company’s Common Stock (the “Warrant Shares”) resulting in proceeds to the Company of $4,000,000. The issuance of the New Warrants and the Warrant Shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. SNI has represented that it was acquiring the Warrants for investment purposes only. The Company will place appropriate restrictions on transfer of the securities issued, and the certificates evidencing the New Warrants and the Warrant Shares will bear a restricted legend.

Website Operations

We have established an online community of MMA fans, fighters and organizations on our ProElite.com website. Our website includes forums, chats, message boards, internal communications, the ability to post photos, videos and other content, e-commerce and transaction engines. Our websites also feature footage from our live events, webcast events, and post-fight interviews with MMA fighters. We cross-promoted both our ProElite.com and EliteXC.com websites at all of our events, and will continue to cross-promote the websites at our live events in order to drive increased viewership and activity in both media.

The ProElite.com website features events and is a social networking website for MMA fans and fighters. The EliteXC.com website publicizes only our events and promotes our fighters.

The Internet website ProElite.com is built upon the intellectual property and tools that were acquired as part of the asset purchase from Lifelogger LLC. Online revenue lines began in 2007 include advertising and sponsorships, gym/school pay for placement in the ProElite.com gym directory, e-commerce from the ProElite.com store, pay-per-view and video on demand. ProElite.com also generates revenue by repurposing its existing technology for third party companies who want to create social networking environments around their properties.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in or maintain your investment in our Company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history, which makes it difficult to evaluate our business and our ability to achieve our business objectives.

We have a limited operating history in the mixed martial arts business. Since we have a short operating history, you will have little basis upon which to evaluate our ability to achieve our business objectives. Our revenues do not cover our cost of sales to date, and we cannot guarantee that we will produce revenues that will exceed our cost of sales or total operating expense. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering a new and rapidly evolving business.

Our limited operating history makes forecasting our revenues and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls.

As a result of our limited operating history, it is difficult to accurately forecast our future revenues. We have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenues. Revenues and operating results are difficult to forecast because they generally depend on our ability to promote events and the growth in popularity of our franchise. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

We may be unable to compete successfully with our competitors.

We face competition from existing international organizations such as the Ultimate Fighting Championship and Pride Fighting. Both Ultimate Fighting Championship, or UFC, and Pride Fighting are owned by Zuffa, LLC, a widely known MMA promoter in the United States. UFC produces MMA events for cable television through its agreement with Spike TV and for pay-per-view audiences. Other U.S. based MMA competitors include Strikeforce and International Fight League. Most promoters operate on an event-by-event basis and rely on the presence of a few well-known athletes to promote their events. Pride Fighting is a Japan-based organization that draws significant live event and television audiences. Pride hosted its first event in Tokyo in 1997. Pride organized U.S.-based events in October 2006 and February 2007. Pride is only available via pay-per-view, and makes available its old library content on the FOX Sports channel. Pride draws upon a global talent pool for its events with many fighters coming from the United States, Brazil, Asia and Europe. In addition to these larger organizations that enjoy global followings, we will compete with local market based organizations.

For our live and television audiences, we face competition from other professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise, including hats, t-shirts, sweatshirts, fight apparel, gloves, jackets and other similar items.

Many of our competitors have greater technical and financial resources than we do. Some of these competitors have also been in operation for a period of time and have accumulated an installed base of fans. If we are unable to distinguish our mixed martial arts events and products from competing events, or if competing products reach the market first, we may be unable to compete successfully with current or future competitors. This would cause our revenues to decline and affect our ability to achieve profitability.

We may be unable to compete with new competitors with greater resources that enter into the mixed martial arts industry.

As the mixed martial arts industry continues to grow and gain mainstream popularity, new competitors with superior resources will enter the MMA market. The Company may not have the resources necessary to compete with these new competitors, nor is there any guarantee that these new competitors will not prevent the Company from accomplishing its goals.

The Internet side of our business, ProElite.com, may have difficulty gathering market momentum.

A significant part of our business depends on our ability to attract a customer base to drive revenues on the Internet side, as described in Business, above. There is no guarantee that we will be able to create a compelling product that will attract a significant customer base. Accordingly, we have generated less revenue than our costs and we cannot predict this will change in the relevant future period.

The Internet side of our business could take significant capital and time to develop.

Developing the Internet side of our business will take significant capital outlays. If we are not initially successful in gathering an installed customer base we may either have to spend additional money or raise additional capital to fund the added expenditures. Additionally, it could take extra time to develop the Internet model that could affect the timing of our projected revenue stream.

The establishment of relationships with advertisers is necessary for us to achieve significant revenues.

Our revenue model includes significant revenues from advertising. If we are unable to develop sufficient relationships with key advertisers, we might not be able to achieve the revenues that we are projecting.

Our success depends on fan interest, so our business could fail if there is not a continued interest in our sport.

Mixed martial arts is a relatively new sport, so its continued popularity cannot be assumed, like baseball, basketball, football, golf, or boxing. As public tastes change frequently, interest in MMA may decline in the future. Such decline would threaten our ability to generate revenue and earn profits.

The success of our live events depends upon our ability to recruit and develop relationships with key fighters.

The success of our live events depends upon the ability of our production and management team to find, attract, and schedule fighters that are appealing to the paying public. The fighter’s audience appeal is critical to maintaining interest in our events. There is no guarantee that: (1) we can sign, attract and retain popular fighters; (2) the various state athletic commissions will certify a fighter once we have retained the fighter; (3) the fighter will pass various drug screening tests that state commissions may require post event; and (4) due to the violent nature of this industry, we have no guarantee a fighter will be injury free at the time of an event which could cause the fighter to not fight. Any of the above-mentioned risks can negatively impact a given live event.

We may be subject to claims that fighters we sign up do not have the right to participate in our events.

Fighters we sign up may be subject to prior contractual commitments that prevent them from participating in all or certain of our events. This will negatively impact our live events if we are unable to resolve such conflicts prior to the live event or are unable to find an equally popular fighter of equal or substantially similar ability to replace the original fighter whose contractual commitment prevents him from participating in our event.

Our failure to develop creative and entertaining programs and events would likely have a significant negative impact on our bottom line.

The creation, marketing and distribution of our live entertainment, including our pay-per-view events, are at the core of our business and are critical to our ability to generate revenues across our media platforms and product outlets. Our failure to create popular and compelling live events could adversely affect our operating results.

There could be unexpected costs associated with our live events.

We may incur unexpected costs associated with promoting large-scale events. These costs could be related to, among other factors, production, distribution, or marketing overruns. These unexpected costs could significantly affect our profits.

We may enter into agreements with other mixed martial arts organizations or promotion companies to co-promote or co-produce a live event. We cannot guarantee that any revenues or fees we receive in connection with such events will exceed our costs, nor can we guarantee that such events will increase our popularity in the mixed martial arts community.

We may enter into agreements with other mixed martial arts organizations or promotion companies to co-promote or co-produce a live mixed martial arts event. We will have limited control over the promotion or production aspects of the event, which may impact the gate ticket sales at the event and affect gate revenues. We cannot guarantee that any revenues or fees we receive in connection with such events will exceed our costs. We cannot guarantee that promoting or producing a live event with another MMA organization or promotion company will not negatively impact our image in the mixed martial arts community.

A decline in general economic conditions could adversely affect our business.

Our operations are affected by general economic conditions, which generally may affect consumers’ disposable income and the level of advertising spending. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

We face uncertainties associated with international markets.

We expect to produce events outside of the United States. Our production of live events overseas will subject us to the risks involved in foreign travel, local regulations, including regulations requiring us to obtain visas for our fighters, and political instability inherent in varying degrees in those markets. In addition, the licensing of our television and consumer products in international markets exposes us to some degree of currency risk. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers before we can promote and conduct our live events. In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

Fighters scheduled to participate in our events may not be able to get the required clearances, which could adversely affect the success of the event.

It is possible that fighters who are scheduled to participate in our events may not received clearances, such as medical evaluations, required by state athletic commissions and, therefore, would not be able to compete in our events. We attempt to mitigate this risk by arranging back up fighters to be available on a stand-by basis. However, cancellation of a fighter’s appearance could adversely affect ticket buyers’ or television viewers’ experience, and require us to cancel an event or refund sales amounts.

Liability claims in excess of our planned insurance coverage could adversely affect our business, financial condition and results of operations.

The nature of our live actions events could expose us to significant liability claims. These claims might be made directly by participants, attendees or our customers. A liability claim or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could result in substantial costs to us, divert management attention from our operations and generate adverse publicity. This could harm our reputation, result in a decline in revenues and increase expenses.

Our products could give rise to claims that our technology infringes on the rights of others.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of the patents or proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, if at all.

We may be subject to claims of trademark infringement, which may harm our business.

We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Because we expect to depend upon our intellectual property rights, our inability to protect those rights or prevent their infringement by others could adversely affect our business.

We anticipate that intellectual property will be material to all aspects of our operations, and we may expend substantial cost and effort in an attempt to maintain and protect our intellectual property. We plan to have a portfolio of registered trademarks and service marks and maintain a catalog of copyrighted works, including copyrights to television programming and photographs. Our inability to protect this portfolio of trademarks, service marks, copyrighted material, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our business. If others infringe our trademarks, it may cause harm to our brand and ultimately, to us, and we could be forced to spend additional time and resources fighting such infringement.

We may be unable to scale our operations successfully.

Our plan is to grow rapidly. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

We depend on certain key executive personnel and other key managerial personnel for our success, the loss of whom could adversely affect our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of members of our senior management teams and other key personnel. The loss of services of any of these persons could delay or reduce our product development commercialization efforts, event management, and promotions and advertising efforts. Furthermore, recruiting and retaining qualified personnel will be critical to our success. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

Our limited operating history makes management’s future performance difficult to assess.

ProElite.com and EliteXC Live were organized in August 2006 and September 2006, respectively, and we began operations in the mixed martial arts business in October 2006, so there is only a very limited track record upon which investors can assess management’s effectiveness. Consequently, investors are likely to have greater difficulty in accurately predicting whether an investment in the Company will be profitable.

Our limited operating history makes us highly reliant on management.

We lack the goodwill of an established business and therefore rely on individual members of current management to create business strategies and relationships, attract sponsors, and develop tournament formats and operating procedures necessary for us to expand and develop our business. The departure of one or more of our executives could impair our operations. If we are unable to find suitable replacements for departed management, we might incur losses that impair investors’ investments in the Company.

We may be unable to compete with larger or more established sports leagues for corporate advertising budgets.

We face a large and growing number of competitors in the sports and entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to obtain corporate advertising. We cannot be sure that we will be able to compete successfully with existing or new competitors.

Only a few major broadcast and cable networks can distribute our programming to a sufficiently large audience, and thus we have limited alternatives available if one or more of our television distributors performs unsatisfactorily, insists on unfavorable contract terms, or elects not to carry our programming.

We require widespread distribution of our programming to interest sponsors and other advertisers. We have entered into an exclusive distribution agreement to air our programs on Showtime, one of only several major cable networks and four major broadcast networks that include sports programming and provide sufficient market reach. Our choices are limited, and our future ability to continue to enter into distribution agreements with major broadcast and/or cable networks cannot be assured. If we are unable to continue to make such suitable distribution arrangements, we may incur losses that impair investors’ investments in the Company.

Difficulty in retaining current fighters or recruiting future fighters could impair our prospects.

The number of professional mixed martial arts fighters is small in relation to other professional sports, as is the number of first-rate, non-pro fighters who might fight professionally in the future. Our prospects could decline and investors’ investments in the Company be impaired if our fighters are recruited by competitors or decide to pursue other occupations.

The markets in which we operate are highly competitive and rapidly changing, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For our live and television audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. Many of the companies with which we compete have greater financial resources than are currently available to us. Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

If we are unable to hire additional needed personnel, our growth prospects will be limited, or our operations may be impaired.

Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled personnel. Qualified employees will be a limited resource for the foreseeable future. As a new company with little history, we may have particular difficulty hiring qualified personnel. If we are unable to retain necessary personnel, our business will probably suffer, and investors may incur losses on their investment in the Company. Furthermore, our limited operating history may require the Company to pay above market salaries in order to attract qualified personnel, which could impair our profitability.

Our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events.

We plan to hold numerous live events each year. This schedule exposes our athletes who are involved in the production of those events to the risk of travel and event-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of our events exposes athletes and coaches to the risk of serious injury or death. Although we plan to provide the necessary and required health, disability and life insurance for our athletes on an event-by-event basis, this coverage may not be sufficient to cover all injuries they may sustain. Liability extending to us resulting from any death or serious injury sustained by one of the athletes during an event, to the extent not covered by our insurance, could adversely affect our operating results.

Changes in the regulatory atmosphere and related private-sector initiatives could adversely affect our business.

Although the production and distribution of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We plan to voluntarily designate the suitability of each of our television programs for audiences using standard industry practices. A number of governmental and private sector initiatives relating to the content of media programming in recent years have been announced in response to recent events unrelated to us or mixed martial arts. Changes in governmental policy and private sector perceptions could further restrict our program content and adversely affect our viewership levels and operating results, as well as the willingness of broadcasters to distribute our programming.

We face a variety of risks as we expand into new and complementary businesses.

We are a new company and are rapidly entering into new and complementary businesses. Risks of expansion may include:

·	potential diversion of management’s attention and other resources, including available cash, from our existing business;

·	unanticipated liabilities or contingencies;

·	reduced earnings due to increased costs;

·	failure to retain and recruit MMA athletes;

·	failure to maintain agreements for distribution;

·	inability to protect intellectual property rights;

·	competition from other companies with experience in such businesses; and

·	possible additional regulatory requirements and compliance costs.

We might encounter difficulty integrating assets that we acquire.

We have acquired the stock of King of the Cage, Inc., Mixed Martial Arts Promotions Ltd. and Mixed Martial Arts Productions Ltd., the assets of Future Fight Promotions, Inc., the tangible and intellectual property assets of Lifelogger LLC, and plan to acquire additional assets or businesses that we feel will help us achieve our goals. These acquisitions may become difficult to integrate into our Company, and may impede our growth and future plans.

RISKS RELATED TO CAPITAL STRUCTURE

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

We have incurred losses and negative cash flows from operations since inception and have limited cash. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have generated revenue, we are still operating at a net loss. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We need to raise additional funds, which may not be available to us on favorable terms, if at all, thereby potentially disrupting the growth of our business and ability to generate revenues.

The Company incurred losses of approximately $4.2 million in fiscal year 2006 and $27.1 million during 2007. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the promotion of live mixed martial arts events. In 2007, we generated approximately $5.3 million of revenue. As of December 31, 2007, the Company had working capital of $0.4 million with monthly net cash expenditures of approximately $1.0 million

While we have scheduled live MMA events as part of our plan of operations, these events will not likely result in profits during 2008. While funds may be available to the Company, we may experience significant dilution if a transaction is completed. Therefore, we may not accept terms as presented, resulting in a discontinuation of operations.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other shareholders wanted it to occur.

As of December 31, 2007, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 80% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

In the event that we raise additional capital through the issuance of equity securities, or securities exercisable for or convertible into our equity securities, our shareholders could experience substantial dilution.

If we raise additional capital by issuing equity securities or convertible debt securities, our existing shareholders may incur substantial dilution. Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the MMA and entertainment industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

There is no assurance of an established public trading market, and the failure to establish one would adversely affect the ability of our investors to sell their securities in the public market.

At present, there is no active trading market for the Company’s securities, and there can be no assurance that a trading market will develop. Our common stock is traded on the Pink Sheets. We intend to seek approval for trading on the NASDAQ Stock Market or the American Stock Exchange, but no assurance can be given that such trading will be approved, or if so approved, whether a viable trading market will develop. Even if such listing is obtained, we cannot assure you that our securities upon listing will continue to be listed on the NASDAQ Stock Market or the American Stock Exchange.

Factors which may adversely affect market prices of the Company’s common stock.

Market prices for our common stock will be influenced by a number of factors, including:

·	the issuance of new equity securities pursuant to a future offering or acquisition;

·	changes in interest rates;

·	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	variations in quarterly operating results;

·	changes in financial estimates by securities analysts;

·	the depth and liquidity of the market for our common stock;

·	investor perceptions of our company and the mixed martial arts industry generally; and

·	general economic and other national conditions.

The Company may issue securities to strategic investors, which will be reported as a loss in our financial statements. This increase in reported loss in our financial statements may negatively impact the market price of the Company's common stock.

From time to time, we may enter into discussions with strategic investors, pursuant to which we will issue securities on terms that may be more favorable than the securities registered or sold pursuant to this registration statement. The issuance of such securities will be reported as a loss on our financial statements. The additional reported loss from the issuance of such securities, if material, may negatively impact the market price of the Company's common stock.

Shares eligible for future sale may adversely affect the market price of our common stock.

The Company’s previous registration statements on Form SB-2 were declared effective on May 14, 2007 and September 5, 2007. The shares of common stock covered by those registration statement are freely tradable. Furthermore, commencing in October 2007, our founding shareholders who received shares of our common stock in our reverse merger in October 2006 will be eligible to sell all or some of their shares of common stock, subject to certain limitations, by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell to the public within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale if the shares are listed on a national exchange or on NASDAQ. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. While our founding shareholders are subject to a lock-up of their shares, such lock-up may be waived by Hunter World Markets, Inc. or may not apply. Any substantial resale, and the possibility of substantial resales, of the common stock sold pursuant to this registration statement or under Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Investors in our prior financing have certain price protections, which may further dilute our existing shareholders.

In connection with our prior financings, the investors have been granted price protection provisions if the Company raises capital or issues derivative securtieis at less than the effective per share price paid by such investors. These provisions could require the Company to issue additional shares of its Common Stock, resulting in further dilution to our existing shareholders.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets the definition in Rule 3a-51-1 of the Securities Exchange Act of 1934. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) the stock is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, net tangible assets less than $5.0 million, if in business for more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Securities Exchange Act of 1934 and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If we fail to implement and maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

As of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer had evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on such evaluation, such officers have concluded that, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In 2006, our auditors noted several material weaknesses and a significant deficiency, which we are working to address. The material weaknesses noted were: (1) the Company inadequately maintained accounting records, (2) accounting policies and procedures were not formally documented, and (3) the accounting department did not have sufficient technical accounting knowledge. The significant deficiency noted was that an affiliate did not provide adequate accounting for funds advanced by the Company.

While the Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies, our stock price could be adversely affected if we are unable to implement and maintain controls.

Provisions in our certificate of incorporation and bylaws and under New Jersey law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the shareholders of our company may deem advantageous. These provisions:

·	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

·	allow shareholders to request that we call a special meeting of our shareholders only if the requesting shareholders hold of record at least a majority of the outstanding shares of common stock;

·	provide that the board of directors is expressly authorized to make, alter, amend or repeal our bylaws; and

·	provide that business to be conducted at any special meeting of shareholders be limited to matters relating to the purposes stated in the applicable notice of meeting.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 2. Description of Property

We currently maintain our corporate office in 12121 Wilshire Blvd., Suite 1001, Los Angeles, CA 90025 under a long-term lease running through July 2012. Monthly rent payments began at $25,176 and escalate to $36,472. We also maintain a small office in the United Kingdom with monthly payments of approximately $2,000.

While we believe our office space is adequate for our current operations, we may seek to reduce our monthly rent payments, for example by reducing the total square footage we occupy.

Item 3. Legal Proceedings

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

On January 10, 2007, Wallid filed suit against the Company, among others, in federal court in New Jersey (the “New Jersey Lawsuit”). He amended his complaint on February 1, 2007. On April 18, 2007, the Company filed a motion to dismiss or stay the New Jersey Lawsuit because the California Lawsuit was filed first, or in the alternative to transfer the case to the federal court in California where the California Lawsuit is pending. On June 26, 2007, the court granted the Company’s motion and ordered the New Jersey Lawsuit transferred to the federal court in California.

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

On January 23, 2007, West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”), and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability has been accrued for the $150,000 at December 31, 2007.

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

On December 28, 2007, the Company filed suit against its insurer, XL Specialty Insurance Company ("XL"), in the United States District Court for the Central District of California for declaratory relief and breach of contract. The Company seeks a judicial declaration that Wallid's counterclaim against the Company in the California Lawsuit asserts claims covered by the Company's Errors and Omissions Policy, effective October 3, 2006 (the "Policy"), and damages for breach of contract based on XL's refusal to advance defense expenses under the Policy. XL has filed a counterclaim against the Company seeking rescission of the Policy based on the allegation that the Company's application for the Policy contained material misrepresentations or concealments of fact regarding Wallid's claims. XL also seeks indemnification from the Company to the extent that XL is required to indemnify the Company's officers and directors under the Policy, and a judicial declaration that XL is not required to indemnify or defend the Company or its officers and directors under the Policy with regard to Wallid's claims. The Company denies that its application for the Policy contains any misrepresentations or concealments of fact and intends to vigorously prosecute its action against XL for insurance coverage. A scheduling conference in the case is set for May 12, 2008. No trial date is set.
Item 4. Submission of Matters to a Vote of Securities Holders

There were no submissions of matters to a vote of shareholders during the year ended December 31, 2007.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is not trading on any stock exchange. Shares of our Common Stock are quoted on Pink Sheets LLC under the symbol “PELE.pk”. On March 26, 2008, the last sales price for our stock quoted on Pink Sheets LLC was $7.50 per share.

There is little or no trading in our common stock. The following closing price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Period	High	Low
August 10, 2006 - June 30, 2007 (1)	$15.00	$12.00
July 1, 2007 - September 30, 2007	$15.00	$14.90
October 1, 2007 - December 31, 2007	$15.00	$7.50
January 1, 2008 - March 31, 2008	$7.50	$2.95

(1) To our knowledge, quoted trading activity first commenced during the calendar quarter ended June 30, 2007.

Holders

As of December 31, 2007 there were 120 holders of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends for the foreseeable future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plan Information

The only equity compensation plan approved by our security holders is the 2006 Stock Option Plan (the “2006 Plan”). The Company has also issued equity compensation outside of the 2006 Plan in connection with the services provided by Hunter World Markets for the Company’s private placement of its common stock and various other consultants. A table of the equity compensation issued by the Company is included with “Item 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” of this Annual Report.

Recent Sales of Unregistered Securities

Showtime

On January 5, 2007, pursuant to a Securities Purchase Agreement the Company entered into with Showtime, the Company issued an aggregate of 1,666,667 units for $5 million in cash, each unit consisting of 3 shares of common stock and a three-year warrant to purchase 1 share of common stock at a per share exercise price of $2.00 to Showtime, at a per unit price of $3.00. These warrants have been valued at $345,000 and will be amortized into operations over a three-year period commencing January 5, 2007. Additionally, the Company issued a seven-year warrant to purchase 2.5 million shares of common stock to Showtime at a per share exercise price of $2.00, in consideration of the funding and the exclusive distribution agreement provided to the Company. These warrants have been valued at $608,000 and will be amortized into operations over a three-year period commencing January 5, 2007. The Showtime warrants were exercisable as of the date of grant, January 5, 2007. The agreement provides that the Company will provide a minimum number of events for the years 2007 through 2009. There will be no license fee payable by Showtime on account of Showtime events in 2007 and the Company will bear all costs and expenses for the events. License fees in 2008 and 2009 will be split between the Company and Showtime. For each event featured on pay-per-view, the Company will receive the proceeds received by Showtime, less the distribution fee and advances made by Showtime on the Company’s behalf for marketing, public relations and television production. Any revenues derived from the sale of the Company’s merchandise by Showtime, or through Showtime Networks’ website or telecasts will be split 70% to the Company and 30% to Showtime.

Pursuant to the investor rights agreement entered into with Showtime, the Company granted Showtime the right to appoint one member to the Board of Directors, and Santa Monica Capital Partners II, LLC, the Company’s largest shareholder, has agreed to vote all shares it owns or over which it has voting control in whatever manner necessary to ensure that the Showtime designee will be elected to the Board of Directors at each annual or special meeting of shareholders at which an election of directors is held or pursuant to any written consent of the shareholders.

CBS Distribution Agreement, Warrant Issuance and Showtime Warrant Exercise

The Company and CBS Entertainment (“CBS”) entered into an agreement dated as of February 22, 2008 (the “Broadcast Agreement”) pursuant to which CBS has the right to place an order for four two-hour mixed martial arts fight programs (the “Events”) for live broadcast during a period of one year. CBS was also granted four subsequent, consecutive annual options to order four additional two-hour Events and to order Events other than two-hours in length. In addition to the Events, CBS may order derivative type programs based on the Events. CBS will pay to the Company a per Event license fee. During the term, subject to limited exceptions, the Company’s ProElite and EliteXC brands will be exclusive to CBS in broadcast television and premium cable in the United States (excluding Puerto Rico) and Bermuda.

In connection with the Broadcast Agreement, the Company and Showtime Networks Inc. (SNI”), an affiliate of CBS, entered into a Subscription Agreement dated as of February 22, 2008 pursuant to which the Company agreed to issue two Warrants to SNI (the “New Warrants”) each for the purchase of 2,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share. The first Warrant vests immediately and is for a term of five years from February 22, 2008. The second Warrant vests in four equal tranches of 500,000 shares with each respective tranche to vest if an Event is broadcast pursuant to the Broadcast Agreement. The term of each tranche is five years from the date that such tranche vests. Pursuant to an Investor Rights Agreement between the Company and SNI dated as of February 22, 2008, the Company granted to SNI certain registration rights with respect to the shares issuable upon exercise of the New Warrants, and SNI agreed that such shares and the New Warrants are subject to certain transfers restrictions until March 5, 2009.

Pursuant to the Subscription Agreement, effective February 22, 2008, the Company issued the New Warrants to SNI. Additionally, SNI exercised part of the warrants previously issued to SNI in January 2007. The exercise was for an aggregate of 2,000,000 shares of the Company’s Common Stock (the “Warrant Shares”) resulting in proceeds to the Company of $4,000,000. The issuance of the New Warrants and the Warrant Shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. SNI has represented that it was acquiring the Warrants for investment purposes only. The Company will place appropriate restrictions on transfer of the securities issued, and the certificates evidencing the New Warrants and the Warrant Shares will bear a restricted legend.

Item 6. Management’s Discussion and Analysis of Operations

Overview

Since the Company’s formation in August 2006, we have established ourselves as a leading, global promoter of live MMA events and provider of a social-networking website focused exclusively on MMA. We have agreements to distribute content by television and DVD throughout the world. To date, we have focused our efforts primarily on events in the United States and United Kingdom and on our website.

In 2007, we accomplished the following strategic objectives:

•	Acquired well-regarded MMA live event brands throughout the world:

•	King of the Cage, Inc., a promoter of live MMA events, that has historically produced in excess of 20 events per year.

•	Acquired Mixed Martial Arts Promotions, Ltd. and Mixed Martial Arts Productions, Ltd. (together “CageRage”), a UK-based promoter of live MMA events.

•	Acquired the assets of Future Fight Promotions, Inc., a Hawaii-based promoter of live MMA events.

•	Invested in Entlian Co., a Korea-based promoter of live MMA events.

•	Launched our social-networking MMA community website, www.proelite.com, for use.

Results of Operations for the Year Ended December 31, 2007, Compared to the Period from August 10, 2006 to December 31, 2006

The Company was formed in 1992 and began operations after a reverse merger in August 2006. Therefore, the Company has only insignificant financial results, consisting of nominal general and administrative expenses and a non-cash interest charge, for the period from August 10, 2006 (inception) to December 31, 2006. The Company was considered in the development stage until February 2007 when we first earned revenue.

Revenue

Revenue from live events, consisting primarily of ticket sales, site fees and sponsorship, was $4,560,917 for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006. The increase was the result of the Company commencing operations in February 2007.

Revenue from pay-per-view programming (PPV) and television licensing was $477,679 (including $240,133 earned from Showtime) for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006. The PPV revenue was earned from Showtime and from our recently-acquired King of the Cage subsidiary.

Revenue from our website was $68,782 for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006. This revenue consisted primarily of online advertising, online store sales and video subscriptions.

Other revenues, which includes merchandise and DVD sales and fees for licensing fighters under contract, was $184,192 for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006 as these were new activities in 2007.

Cost of revenue

Cost of revenue for live event production was $9,619,606 for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006. Live event production costs consist principally of fighters purses, production of “Barker shows” (i.e., event-specific promotional videos), arena rental and related expenses, event-specific marketing expenses (e.g., Internet, radio and television advertising, posters and street teams), and travel. Additionally, we incurred related-party production costs from Showtime of $2,855,723 in 2007 for television production. We expect cost of revenue for live events will increase in 2008 as we promote more events. However, we expect television production costs from Showtime to decrease in 2008 in accordance with the terms of the distribution agreement.

Cost of revenue for our website was $234,295 for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006 and consists principally of video production costs related to live event streaming.

Gross margin

The Company incurred a negative gross margin of $7,435,118 for the year ended December 31, 2007 compared to $0 for the period from August 10, 2006 (inception) to December 31, 2006. The gross loss was primarily attributable to our Fight operations’ live events. Management expects gross margins to improve in 2008 primarily due to (1) the nature of the distribution agreement with Showtime and (2) plans to improve our operations in the UK. In 2007, Showtime paid no television license fee to the Company, and the Company was obligated to pay Showtime’s production expenses (ranging from approximately $30,000 to approximately $400,000 per event). In 2008, Showtime began paying the Company a television license fee (ranging from $50,000 to $500,000 per event), and the Company no longer pays Showtime’s production costs. Additionally in 2008, management began to reduce costs associated with US live event operations by better matching fight purses and expected event revenues and by reducing the number of staff and guests traveling to events. In 2008, management has more actively monitored the planning and preparations for our March 2008 UK event. Additionally, management is seeking to reduce venue costs and increase ticket sales, television licensing and sponsorship for UK events.

Marketing expenses

Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $952,520 for the year ended December 31, 2007 compared to $101,156 for the period from August 10, 2006 (inception) to December 31, 2006 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We expect marketing expenses, particularly for advertising, will increase in 2008 as we promote more events and expand Internet advertising campaigns related to new revenue streams.

Website operations

Website operations expenses were $3,341,291 for the year ended December 31, 2007 compared to $171,329 for the period from August 10, 2006 (inception) to December 31, 2006. The increase was due primarily to hiring employees and consultants to develop and maintain our website and conduct business development activities.

Fight Operations

Fight operations expenses for promotion of our live events were $2,379,891 for the year ended December 31, 2007 compared to $205,825 for the period from August 10, 2006 (inception) to December 31, 2006. Fight operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, travel and fighter recruiting and signing bonuses. The increase was primarily the result of higher staffing levels in 2007 due to operations starting and to acquisitions in 2007.

In 2008, we expect expenses related to our fight operations to increase for higher average staffing levels in 2008 than 2007, increased fighter signing bonuses and recruiting and inclusion of a full year of operations of companies acquired in late 2007.

General and administrative expenses

General and administrative expenses were $13,475,680 for the year ended December 31, 2007 compared to $3,466,278 for the period from August 10, 2006 (inception) to December 31, 2006. The increase was primarily related to increased option and warrant grants resulting in non-cash, stock-based compensation expense of approximately $5.2 million in 2007 versus approximately $0.2 million in 2006. We also incurred higher non-cash depreciation and amortization expenses of approximately $1.4 million in 2007 versus $0.1 million in 2006 due to capital expenditures and to amortization of capitalized values of warrants and common stock issued for prepaid services. The increase in general and administrative expenses was also due to higher employee head count resulting in wages of approximately $2.3 million in 2007 versus $0.1 million in 2006, increased use of consultants resulting in expenses of approximately $1.1 million in 2007 versus $0.1 million in 2006; higher fees for professional services due primarily to our financing and acquisition activities of approximately $1.2 million in 2007 versus $0.3 million in 2006; and higher travel expenses related to increased operations of approximately $0.8 million in 2007 versus $0.1 million in 2006

In January 2008, Management began cost reductions through a lay off. We expect annualized savings from this layoff of approximately $1 million. However, we expect 2008 general and administrative expenses will increase over 2007 primarily due to higher average staffing levels.

Loss from operations

Loss from operations was $27,584,500 for the year ended December 31, 2007 compared to $4,249,855 for the period from August 10, 2006 (inception) to December 31, 2006 as the Company incurred expenses in advance of revenues expected once brands and operations are established.

Liquidity and Capital Resources

Net cash used in operating activities was $17,173,363 during the year ended December 31, 2007 compared to $1,441,658 for the period from August 10, 2006 (inception) to December 31, 2006. The use of cash was primarily the result of the Company being in the early phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net cash used in investing activities was $10,626,880 during the year ended December 31, 2007 compared to $212,517 for the period from August 10, 2006 (inception) to December 31, 2006 due primarily to the cash consideration of $3.25 million paid for the acquisition of King of the Cage, Inc., $4.1 million paid for the acquisition of Mixed Martial Arts Productions, Ltd., $0.4 million paid for the purchase of assets from Future Fight Promotions, Inc. (ICON), and $1 million paid to purchase a partial ownership interest in Entlian Corp. (SpiritMC) and to the purchase of equipment, furniture and leasehold improvements.

Net cash provided by financing activities was $25,018,514 during the year ended December 31, 2007 compared to $8,950,000 for the period from August 10, 2006 (inception) to December 31, 2006 due primarily to the issuance of common stock and warrants for $20.2 million in a private placement and to the issuance of common stock and warrants to Showtime for $5 million. The proceeds from the Showtime stock was used primarily for general operations, and the proceeds from the private placement were used to fund acquisitions, an investment and general operations.

In September and December 2007, the Company acquired the stock of two fight promotion companies, purchased the assets of a fight-promotion company, and made a significant investment in a fourth. Additionally, the Company’s business plan calls for expanding the scale of live events and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company had approximately $4 million of cash at December 31, 2007 and received $4 million from warrant exercises in February 2008, additional financing is needed to continue to grow the operations to their desired levels over the next 12 months. We are currently seeking additional financing. However, there can be no assurances that we will be able to raise sufficient financings on favorable terms and conditions.

If we are unable to raise sufficient financing, we will be required to reduce our expansion programs, dramatically reduce costs and growth may be limited. If sufficient additional financing cannot be obtained, the Company may have to curtail or reduce operations. There is no guarantee that we will succeed in accomplishing our objectives. The auditor's opinion states there is substantial doubt exists about our ability to continue as a going concern. These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

Capital Expenditure Commitments

As of December 31, 2007, we had commitments for capital expenditures of approximately $600,000 for software development. In early 2008, our vendor agreed to cancel the commitment.

Off Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have contractual obligations and commitments primarily with regard to facilities leases, employment contracts and deferred consideration payable for acquisitions. A non-cancelable office leases in the United States requires monthly payments of $31,176 in January 2008 escalating to $36,472 through July 2012. Our United Kingdom office lease requires monthly payments of approximately $2,580 through July 2017. Employment contracts with officers and key employees require annual payments of approximately $2.4 million in 2008, $2.1 million in 2009, $0.7 million in 2010, $0.4 million in 2011 and $0.2 million in 2012. Under the terms of the King of the Cage purchase agreement, we are obligated to issue a minimum of 178,571 shares of common stock in 2008. Additionally, if King of the Cage achieves specified performance goals, we could be required to make contingent payments over five years of as much as $3.8 million in cash and $1.3 million in stock (assuming a $7 per share value). Additionally, we are required to pay 20% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $850,000, and increasing to $1,650,000 over five years to the former owners of King of the Cage. Under the terms of the CageRage acquisition, we have a liability to pay $1 million in October 2008. Under the terms of the asset purchase agreement with Future Fight Productions, we are required to issue 100,000 shares of common stock and could be required to pay an additional $100,000 if the Future Fight Productions achieves EBITDA in excess of $195,000 for the twelve months ended November 30, 2008. Additionally, we have contracts with venues and other vendors requiring payments of approximately $0.7 million in 2008 and $0.1 million in 2009.

Critical Accounting Estimates and Policies

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas. We also believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue

We earn revenue primarily from ticket sales, events broadcast on pay-per-view television and sponsorship at live events. We also earn incidental revenue from event merchandise and video sales. Ticket sales are managed by third-parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise and video sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship and distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur.

On our websites, we earn revenue from online advertising and subscription services. Revenue is recognized at the time advertising is run or subscription terms are met.

Significant estimates for events

The Company is required to estimate significant components of live event revenues and costs because actual amounts may not become available until one or more months after an event date. Pay-per-view revenue for live events is estimated based upon projected sales of pay-per-view presentations. These projections are based upon information provided from distribution partners. The amount of final pay-per-view sales is determined after intermediary pay-per-view distributors have completed their billing cycles. The television production costs of live events are based upon the television distribution agreement with Showtime, event-specific production and marketing budgets and historical experience. Should actual results differ from estimated amounts, a charge or benefit to the statement of operations would be recorded in a future period.

Valuation of long-lived and intangible assets

Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles.

Long-lived assets, including goodwill and indefinite-lived intangible assets, are reviewed for impairment annually or whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable, but no more than 12 months following the acquisition date. Recoverability of these assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Recorded fair value was estimated by independent appraisals and other valuation techniques.

Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

If we determine that the carrying value of long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a non-cash charge to the income statement, together with an equal reduction of the related asset.

Our acquisitions in 2007 resulted in us recording goodwill and intangible assets with indefinite lives of approximately $2.6 million and $3.8 million, respectively, for CageRage, approximately $2.4 million and $1.7 million, respectively, for King of the Cage and approximately $1.8 million and $0.6 million, respectively, for the purchase of assets from Future Fight Productions (ICON). Maintaining these amounts is predicated upon us substantially improving the operations of CageRage and maintaining profitable operations of the other acquisitions. We have developed plans to increase the revenue and profitability of CageRage. Similarly, maintaining the goodwill and indefinite-lived intangible assets related to the ICON purchase requires us to improve the profitability and/or increase the number of ICON events. If we do not execute successfully against these plans, we will be required to record a non-cash charge to operations to reduce the amount of these assets.

Stock-based compensation and warrant valuation

We record stock-based compensation expense for options and warrants issued to employees and consultants in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" using a Black-Scholes option pricing model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and fair value of our stock. Due to our short history, we do not have reliable information about employee exercise behavior. Therefore, we estimate the expected life of options and warrants granted based on an average of the vesting terms and the term of the grant in accordance with guidance in the SEC’s Staff Accounting Bulletins No. 107 and 110. We estimate the volatility of our common stock on the date of grant based on the historical volatility of the stock of other publicly traded companies in the general entertainment industry. We believe the industry historical volatility is currently a better indicator of expected volatility and future stock price trends than the historical volatility of our stock because our stock has had limited or no trading volume. Additionally, due to the lack of trading in our stock, we estimate fair value using consummated transactions such as private placements of common stock and significant warrant grants where terms were negotiated.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of SFAS No. 157 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, replacing SFAS 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. The Company believes that SFAS 141R could have a significant impact on the Company’s future operations. Determination of the ultimate effect of this statement will depend on the Company’s acquisition plans at the date of adoption.

Item 7. Financial Statements

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No matter how well designed and operated, disclosure control procedures can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and any past instances of data errors, control problems or acts of fraud.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the date of this report, the Company's management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2007.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2007:

•	The Company’s accounting records, policies and procedures were not adequately maintained or documented, and the accounting department did not have sufficient technical accounting knowledge.

•
Due to a lack of resources, the Company did not analyze financial and operating results in a timely manner, including spending by management and other officers. Additionally, the Company did not proactively review the legal contracts entered into for financial implications.

•	Departments did not always work in a cohesive manner, particularly in regards to required disclosures, due diligence and acquisitions, and grants of options and warrants.

•	A portion of the Company’s expenditures for live events are paid by and reimbursed to an executive/director in advance of review and approval of the charges.

•
The Company’s executives, directors and shareholders have business relationships requiring them to advise, manage and/or provide services to other businesses. The Company has engaged in transactions with some of these businesses. Due to the wide-ranging network of contacts and business relationships of our executives, directors and shareholders, the Company was not always able to devote sufficient resources to identify, monitor and report all transactions with such businesses in a timely manner.

Management of the Company takes very seriously the strength and reliability of the internal control environment of the Company. During 2007 and continuing in 2008, the Company dedicated resources to improve the control environment. Progress was made with respect to deficiencies that included:

•
Implementation of new accounting and analysis systems. We implemented a new and more robust accounting software system and began a budgeting, planning and analysis process. Additionally, we hired new accounting and finance department personnel with experience and skills appropriate for a publicly traded company.

•	Creating an in-house legal department by hiring two attorneys.

•
Installing a new Chief Executive Officer in March 2008 with experience and skills appropriate for a publicly traded company. Also in March 2008, we engaged a human resources consultant to assess and improve our human resources policies, practices and procedures.

Additionally, the Company has plans to continue addressing deficiencies, including:

•	Initiation of a cascading sub-certification process among all process owners and managers.

•	Implementing a software-based purchase order and approval system.

•	Documentation and testing of the IT general control structure and process controls.

•	Focus on developing a top-down, risk-based approach to SOX compliance that focuses on key controls.

•	More actively engaging the Audit and Compensation Committees of the Board of Directors.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We are actively working to eliminate the internal control weaknesses and deficiencies noted by strengthening management and by documenting and testing the control environment and process controls.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance, Compliance with Section 16(A) Of The Exchange Act

The following table and text set forth the names of all directors and executive officers of our Company as of December 31, 2007. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated by our Company to become directors or executive officers. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

Our directors and executive officers are as follows:

Name	Age	Position
Douglas DeLuca	41	Chairman of the Board, Chief Strategy Officer
Charles Champion	54	Chief Executive Officer, Director
David M. Marshall	45	Director
Gary Shaw	63	President of EliteXC Live, Director
Ken Hershman	44	Director
Clifford Hyatt	50	Director
William Kelly	44	Chief Operating Officer
Kurt Brendlinger	46	Secretary, Director
Kelly Perdew	41	President of ProElite.com
Gary Margolis	44	Director
Dale Bolen	39	Interim Chief Financial Officer

Biographies of Directors and Executive Officers

Douglas DeLuca joined us in October 2006. From May 2002 to the present, Mr. DeLuca is a co-executive producer for ABC’s high profile, late-night vehicle, “Jimmy Kimmel Live.” From January 1998 to May 2002, Mr. DeLuca co-executive produced the first four seasons of Comedy Central’s original sketch comedy series, “The Man Show,” which starred Jimmy Kimmel and Adam Corolla.

Charles Champion joined us in March 2008. In March 2002, Charles Champion, age 54, joined Youbet.com, Inc. (“Youbet”), a provider of technology and pari-mutual content and services for horse racing, as President and was promoted to Chief Executive Officer in September 2002. He was elected to the additional position of Chairman of the Board of Youbet in August 2003. In August 2005, Mr. Champion also assumed the responsibilities of Chief Operating Officer. On November 28, 2007 Mr. Champion stepped down as President, Chief Executive Officer and Chairman of the Board of Youbet. From December 12, 2007 to March 3, 2008, Mr. Champion worked as an independent consultant.

David Marshall joined us in October 2006, and is a co-founder of Youbet.com, Inc. (NASDAQ:UBET), the largest legal online gaming company in the U.S. based on total wagers. Mr. Marshall has served as Vice Chairman of the Youbet Board since September 2002. Youbet currently processes over $7 billion of wagering annually. Since December 1999, Mr. Marshall has also been a financial principal and/or consultant to various emerging growth companies providing finance, acquisition and operational expertise. In September 2005, Mr. Marshall founded NUI, LLC, a food and beverage, media and entertainment company focused solely on encouraging children to be smart, fit and happy. Mr. Marshall is also the Chief Executive Officer and Chairman of the Board of Directors of Santa Monica Media Corporation (AMEX:MEJ), a special purpose acquisition corporation.

Gary Shaw joined us in October 2006, and is currently President and Chief Executive Officer of Gary Shaw Productions, LLC, which he founded in 2002. Since 1999, Mr. Shaw has served as the Chief Operating Officer of Main Events, a boxing promotional company, in the position of Chief Operating Officer. Mr. Shaw began his professional affiliation with boxing in 1971, when he was appointed Inspector to the New Jersey State Athletic Control Commission.

Ken Hershman joined us in April 2008 as a Director. Mr. Hershman is Senior Vice President, General Manager, of Showtime Sports and Event Programming. He is responsible for the acquisition and licensing of network and pay-per-view sports and event programming on a worldwide basis. Previously, from 2001 to 2003, Mr. Hershman served as Senior Vice President, Corporate Strategy/Showtime Sports and Event Programming. From 1997 to 2000, he served as Senior Vice President, Associate General Counsel for Showtime Networks He joined Showtime Networks Inc. in July 1992 as Counsel.

Clifford Hyatt joined us in April 2008 as a Director. Mr. Hyatt is a Partner at the law firm of Pillsbury Winthrop Shaw Pittman LLP and specializes in securities regulation and litigation. Since 2002, Mr. Hyatt has represented public companies, broker-dealers, investment companies, investments advisors, and their officers and directors in matters before the SEC, NASD, NYSE, and state securities agencies and in federal and state court. His practice also involves providing compliance advice and services to regulated businesses within the securities industry. From 1990-2001, Mr. Hyatt was an enforcement attorney for the United States Securities and Exchange Commission.

William Kelly joined us in October 2006 as Chief Operating Officer. Mr. Kelly also served ProElite.com as its President until January 8, 2007. Prior to joining us, Mr. Kelly served as Chief Operating Officer of Television Korea 24 Inc., a company he co-founded in June 2003. From May 2001 to June 2003, Mr. Kelly served the Extreme Sports Channel in the capacity of International Chief Operating Officer, tasked with launching the network in international markets.

Kurt Brendlinger joined us in October 2006. Mr. Brendlinger has been a partner of Santa Monica Capital Partners, LLC, a consulting firm, since June 2005, where he is responsible for corporate and business development and strategy, capital raising, and seeking investment opportunities. Since July 2004, Mr. Brendlinger has been the Managing Director of Aaron Fleck & Associates, LLC, a registered investment advisor where he is responsible for deal sourcing, capital raising, venture capital and private equity investments and asset management. From January 2002 to June 2004, Mr. Brendlinger was Chief Executive Officer and President of Rainmakers, Inc., an Internet marketing services company for the entertainment industry and currently serves as its Chief Executive Officer. Mr. Brendlinger is the Chief Financial Officer and a Director of Santa Monica Media Corporation (AMEX:MEJ), a special purpose acquisition corporation, and is also the Chief Financial Officer and Chairman of the Board of Directors of NuRX (OTCBB:NURX), a biotechnology company.

Kelly Perdew joined our subsidiary, ProElite.com, in January 2007. Mr. Perdew has been the Managing Director of Angel Venture Partners, LP, a venture capital firm, since June 2006, which requires less than ten hours a week of Mr. Perdew’s time. Since January 2004, Mr. Perdew has provided executive advisory and consulting services for Perdew Properties, LLC. From February 2001 to December 2004, Mr. Perdew served as President and Chief Executive Officer of The Layoff Lounge, an event production company that he co-founded. Mr. Perdew served as the President of CoreObjects Software, Inc., an offshore software developer, from March 2001 to December 2004. Mr. Perdew served as the CEO of MotorPride, LLC, an online community for motor enthusiasts that he co-founded, from January 2004 to January 2006 when he sold it to ZAG.com. Mr. Perdew was also the winner of Season 2 of the reality show, The Apprentice, and served as an Executive Vice President in The Trump Organization from January 2005 to February 2006.

Gary Margolis joined us in April 2007. Mr. Margolis has been a Certified Public Accountant in the state of California for over 15 years and specializes in income tax. Mr. Margolis has been the Chief Executive Officer of Gary A. Margolis Accountancy Corporation since December 1994, which currently has over 4,500 clients. Mr. Margolis has been the Chief Executive Officer of Athlete’s Exclusive Inc., which provides industry talent books for clients such as ESPN. From August 1991 to December 1994, Mr. Margolis has worked as the controller for Beverly Hills Sports Council, Inc., a baseball sports agent based in Beverly Hills, California.

Dale Bolen joined us as Controller in July 2007. In March 2008, Mr. Bolen was appointed Interim Chief Financial Officer. Prior to joining us, Mr. Bolen served as Director of Finance for TagWorld, Inc., social networking Internet website, from February 2006 to June 2007. From May 2002 through February 2006, Mr. Bolen co-founded and served as Chief Financial Officer of BioRenew Labs, LLC, which designs, manufactures and markets consumer products. Mr. Bolen has been a Certified Public Accountant in the state of California since July 1995.

Audit Committee

Our directors, Gary Margolis, Ken Hershman, Clifford Hyatt and David Marshall, are members of our audit committee. Mr. Margolis is the audit committee financial expert serving on our audit committee. Mr. Margolis and Mr. Hyatt would be considered “independent directors” as defined for members of the Audit Committee by NASDAQ Marketplace Rules.

Compensation Committee

Our directors, Gary Margolis, Ken Hershman, Clifford Hyatt and David Marshall, are members of our compensation committee. Mr. Margolis and Mr. Hyatt would be considered “independent directors” as defined for members of the Compensation Committee by NASDAQ Marketplace Rules.

Executive Committee

Our directors, David Marshall (Chairman), Doug DeLuca, Gary Shaw, Kurt Brendlinger and Charles Champion, are members of our executive committee.

Committees

Our Board of Directors has no committees other than the Audit Committee, the Compensation Committee and the Executive Committee.

Director Independence

Gary Margolis and Clifford Hyatt would be considered “independent directors” as defined by NASDAQ Marketplace Rules.

Resignation

James Kimmel served on our Board of Directors from January 8, 2007 through January 22, 2007.

Item 10. Executive Compensation

Compensation of Executive Officers

The following table summarizes compensation paid or, or earned by our former Chief Executive Officer and current Chairman of the Board, President of the EliteXC Live division and President of the ProElite.com division.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Doug DeLuca, former Chief Executive Officer	2007	$200,000	-	-	-	-	-	$200,000
	2006	$51,026	-	-	-	-	-	$51,026

Gary Shaw, President of EliteXC Live (2)	2007	$270,833	-		$-	-	$164,891	$435,724
	2006	$61,857	-	$84,556	-	-	$34,733	$181,146

Kelly Perdew, President of ProElite.com (3)	2007	$221,875	-	$253,349	-	-	-	$475,224
	2006	$25,000	-	$6,819	-	-	-	$31,819

(1) This value represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006 for the fair value of stock options granted, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2) “All Other Compensation” for Mr. Shaw includes housing allowances and reimbursement of office fees.

(3) The amount in 2006 Salary includes $25,000 for services provided by Mr. Perdew as a consultant in 2006.

Employment Agreements and Severance Agreements

The Company entered into several new employment agreements with newly appointed executive officers and key employees of the Company.

Charles Champion. The Company agreed to employ Mr. Champion as the Company’s Chief Executive Officer effective March 3, 2008. The term of the Champion Agreement is for two years. Mr. Champion is to receive an annual salary of $240,000, with bonuses at the discretion of the Board. Mr. Champion was granted five-year options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share.

Stock Option Grants

The following table sets forth information as of December 31, 2007 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Doug DeLuca, former Chief Executive Officer	25,000	-	-	$0.60	10/03/09
Gary Shaw, President of EliteXC Live	250,000	-	-	$2.00	11/25/11
Kelly Perdew, President of ProElite.com	658,146	1,020,000	-	$2.00	01/07/17
Kelly Perdew, President of ProElite.com	15,000	-	-	$2.00	10/16/11
Kelly Perdew, President of ProElite.com	5,000	-	-	$2.00	12/15/11

OPTION EXERCISES DURING THE YEAR

The following table sets forth information as of December 31, 2007 concerning exercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Doug DeLuca, former Chief Executive Officer	-	-
Gary Shaw, President of EliteXC Live	-	-
Kelly Perdew, President of ProElite.com	22,111	$95,077

Stock Option Plan

In 2006, the Company adopted its 2006 Stock Option Plan (the “2006 Plan”) and amended the plan in 2007, pursuant to which the Company is authorized to grant awards of up to 8,000,000 shares of common stock to employees, officers, directors, consultants and advisors. The 2006 Plan is to be administered by the Board of Directors or a committee to whom the Board of Directors has delegated some or all of the administration of the plan. As of the date of this Annual Report, the Board of Directors administers the 2006 Plan. The Board of Directors may also delegate nondiscretionary administrative duties to such employees of the Company as it deems proper.

The Board of Directors will determine the persons to whom awards shall be made, the number of shares to be covered by each award, and the terms thereof. In doing so, the Board of Directors shall take into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the Board of Directors shall deem relevant in connection with accomplishing the purposes of the 2006 Plan. Under the 2006 Plan, the Board of Directors can make awards of options. Unless otherwise determined by our Board of Directors, awards granted under the 2006 Plan are not transferable other than by will or by the laws of descent and distribution. No award shall have a term exceeding ten years, measured from the date of the grant.

In the event that the Company or the division, subsidiary or other affiliated entity for which a 2006 Plan participant performs services is sold, merged, consolidated, reorganized or liquidated, and the Plan is not continued, all unvested options immediately vest.

The Board of Directors may amend, suspend or terminate the 2006 Plan or any portion thereof at any time; provided, however, that no amendment shall be made without stockholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement.

During of 2007, we granted 3,745,000 options under the 2006 Plan to purchase shares at exercise prices from $2.00 to $7.00 per share. As of December 31, 2007, there were outstanding options under the 2006 Plan to purchase approximately 4,875,859 shares of our common stock at a weighted- average exercise price of approximately $2.18 per share.

Compensation of Directors

During the year ended December 31, 2007 and the period from August 10, 2007 (inception) to December 31, 2006, we did not pay any of our directors any cash compensation for serving on the Board of Directors of Directors.

The following table sets forth information concerning the compensation paid to each of our directors during 2007 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Marshall	-	-	-	-	-	-	-
Kurt Brendlinger	-	-	-	-	-	-	-
Doug DeLuca	-	-	-	-	-	-	-
Gary Shaw	-	-	-	-	-	-	-
Gary Margolis	-	-	-	-	-	-	-
Bryon Rubin	-	-	-	-	-	-	-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2007, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of December 31, 2007, there were 56,297,483 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2007, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o ProElite, Inc., 12121 Wilshire Boulevard, Suite 1001, Los Angeles, California 90025. This table is based upon information supplied by directors, officers and principal shareholders.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Total
Officers, Directors, and 5% Shareholders
Douglas DeLuca (1)	4,466,830	6.3%
Charles Champion	-	*
David Marshall (2)(3)(5)	4,447,028	6.3%
Kurt Brendlinger (2)(4)(5)	4,414,946	6.3%
Gary Shaw (6)	2,708,220	3.8%
William Kelly (7)	183,061	*
Kelly Perdew (8)	779,889	1.1%
Dale Bolen (9)	25,000	*
Gary Margolis (15) 343 N. Lima Street Sierra Madre, CA 91024	-	*
Clifford Hyatt (15) c/o Pillsbury Winthrop Shaw Pittman LLP 725 South Figueroa Street, Suite 2800 Los Angeles, CA 90017	-	*
Ken Hershman (10) c/o Showtime Networks 51 W. 52nd St New York, NY 10019	-	*
All Officers and Directors as a group (ten persons)	17,024,974	24.2%

Lifelogger LLC (5) 11845 W. Olympic Blvd., #1125W Los Angeles, CA 90064	3,948,579	5.7%
Santa Monica Capital Partners II, LLC (3)(5) 11845 W. Olympic Blvd., #1125W Los Angeles, CA 90064	11,780,410	16.7%
Eric Pulier (2)(5)(11) 11845 W. Olympic Blvd., #1125W Los Angeles, CA 90064	4,445,054	6.3%
Hunter World Markets, Inc. (13) 9300 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	5,652,949	8.0%
Absolute Return Europe Fund (14) c/o Hunter World Markets, Inc. 9300 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	4,291,579	6.1%
Showtime Networks Inc.(11)(12) 1633 Broadway New York, NY 10019	9,166,668	13.0%

* Less than 1%.

(1) Douglas DeLuca also holds a warrant to purchase 25,000 shares of common stock at an exercise price of $0.60 per share, which expires on October 3, 2009.

(2) 3,205,665 of the shares reported by each of David Marshall, Kurt Brendlinger, and Eric Pulier are owned through their beneficial ownership of Santa Monica Capital Partners II, LLC. Messrs. Marshall, Brendlinger and Pulier each beneficially own 33 1/3% of Santa Monica Capital Partners II, LLC. 721,155 of the shares reported by each of David Marshall, Kurt Brendlinger, and Eric Pulier are owned through their beneficial ownership of Lifelogger, LLC, which is beneficially owned through their ownership of Santa Monica Capital Partners II, LLC. Each of Messrs. Marshall, Brendlinger and Pulier disclaims beneficial ownership of shares of our common stock in excess of his percentage ownership of Santa Monica Capital Partners II, LLC.

(3) Mr. Marshall’s interest in Santa Monica Capital Partners II, LLC is held indirectly by Santa Monica Capital, LLC, of which he is the sole member. The remaining 395,225 shares are owned through Santa Monica Capital, LLC. Mr. Marshall is also the sole shareholder of David Marshall, Inc., which owns a warrant to purchase 125,000 shares of common stock at an exercise price of $0.60 per share, which expires on October 3, 2009.

(4) Mr. Brendlinger’s interest in Santa Monica Capital Partners II, LLC is held indirectly by E’s Holdings, Inc., of which he is the sole shareholder. The remaining 413,143 shares are owned through E’s Holdings, Inc. Mr. Brendlinger also owns a warrant to purchase 75,000 shares of common stock at an exercise price of $0.60 per share, which expires on October 3, 2009.

(5) Santa Monica Capital Partners II, LLC is the record owner of 9,616,994 shares of our common stock and beneficially owns 2,163,466 shares of our common stock by reason of its 54.8% ownership interest of Lifelogger, LLC. Santa Monica Capital Partners II disclaims beneficial ownership of shares of our common stock in excess of its percentage ownership of Lifelogger LLC. As described above in notes 2 thru 4, Messrs. Marshall, Brendlinger and Pulier beneficially own shares of our common stock by reason of their membership ownership of Santa Monica Capital Partners II, LLC.

(6) Gary Shaw holds a warrant to purchase 250,000 shares of common stock at $2.00 per share, which expires on November 25, 2011.

(7) William Kelly does not own any shares of common stock. The number of shares reported as beneficially owned by Mr. Kelly are shares of common stock underlying the options granted to Mr. Kelly pursuant to his employment agreement. Mr. Kelly holds an option to purchase 393,894 shares of common stock at $2.00 per share with vesting over three years ending October 2, 2009, and was granted an option in April 2007 to purchase 75,000 shares of common stock at $3.25 per share with vesting over three years ending April 30, 2010.

(8) Kelly Perdew does not own any shares of common stock. The number of shares reported as beneficially owned by Mr. Perdew are shares of common stock underlying the options granted to Mr. Perdew pursuant to his employment agreement. Mr. Perdew holds an option to purchase 1,678,146 shares of common stock at $2.00 per share, of which 760,146 have vested or will vest within the next 60 days. Mr. Perdew also holds warrants to purchase 15,000 and 5,000 shares of common stock at $2.00 per share, which expire on October 15, 2011 and December 15, 2011, respectively.

(9) Dale Bolen does not own any shares of common stock. The number of shares reported as beneficially owned by Mr. Bolen are shares of common stock underlying an option grant. Mr. Bolen holds an option to purchase 200,000 shares of common stock at $6.00 per share, of which 25,000 have vested or will vest within the next 60 days.

(10) Ken Hershman was appointed to the Board of Directors pursuant to the exclusive distribution agreement with Showtime Networks, Inc., dated November 8, 2006 and the investor rights agreement entered into with SNI, dated January 3, 2007.

(11) Mr. Pulier’s interest in Santa Monica Capital Partners II, LLC is held indirectly by New Vision Ventures, LLC, of which he is Manager. The remaining 493,251 shares are owned through New Vision Ventures, LLC. Mr. Pulier also owns a warrant to purchase 25,000 shares of common stock at an exercise price of $0.60 per share, which expires on October 3, 2009.

(12) Consists of 5,000,001 shares of our common stock and warrants to purchase up to 1,166,667 shares of our common stock at $2.00 per share, owned of record by Showtime Networks Inc., a wholly owned subsidiary of CBS Corporation. Showtime also has a warrant to purchase an additional 2,500,000 shares of our common stock at $2.00 per share upon the earlier of November 8, 2009 and the date when the Exclusive Distribution Agreement, described above under Description of Business, is terminated due to a breach on our part, if any. Showtime also has a warrant to purchase 2,500,000 shares of our common stock at $2.00 per share with vesting over three years ending November 8, 2009.

(13) Includes 2,522,949 shares of common stock owned by Hunter World Markets, Inc. and 30,000 shares of common stock controlled by a principal of Hunter World Markets, Inc. Includes a warrant to purchase 350,000 shares of common stock at an exercise price of $0.60 per share. The number of shares reported includes a warrant to purchase 2,750,000 shares of common stock at an exercise price of $2.00 per share, which is not exercisable until October 3, 2007.

(14) Includes 3,291,579 shares of common stock and warrants to purchase 1,000,000 shares of common stock at exercise prices of $7.00 per share.

(15) Mr. Margolis and Mr. Hyatt were appointed directors pursuant to the Placement Agent Agreement with Hunter World Markets, Inc.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2007, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,875,859	$2.77	3,439,270
Equity compensation plans not approved by security holders (a)	30,500,137	$2.85	-
	35,375,996	$2.83	3,439,270

(a) Amount represents warrants issued outside of the 2006 Stock Option Plan.

The Company adopted its 2006 Stock Option Plan and amended the plan in 2007, reserving a total of 8,000,000 shares. The plan provides for the issuance of statutory and non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Item 12. Certain Relationships and Related Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2007.

During the period ended December 31, 2006, we borrowed and repaid $250,000 from certain of our shareholders, David Marshall, Inc., Eric Pulier, Douglas DeLuca and Kurt Brendlinger, under a bridge loan agreement, pursuant to which we issued warrants for an aggregate number of 250,000 shares of our common stock to these shareholders. David Marshall, Inc., an affiliate of our Chairman and director, David Marshall, received a warrant for 125,000 shares of our common stock; Eric Pulier, a major shareholder through his ownership interest in Santa Monica Capital Partners II, LLC, received a warrant for 25,000 shares of our common stock; Douglas DeLuca, our Chief Executive Officer, received a warrant for 25,000 shares of our common stock; and Kurt Brendlinger, our Secretary and a Director, received a warrant for 75,000 shares of our common stock. The warrants have an exercise price of $0.60 per share. The deemed annual interest rate on this loan was 393%. The interest rate is calculated based on the fair value of the warrants using the Black-Scholes model, the cash paid as interest, and the number of days the loan was outstanding. The loan was payable at the earlier of a closing of a private placement or six months from date of issuance. The private placement closed approximately 60 days after the date of issuance, at which time the loan was repaid.

During the period ended December 31, 2006, we borrowed and repaid $350,000 from Hunter World Markets, Inc., under the placement agent agreement, dated August 15, 2006, pursuant to which Hunter World received a bridge warrant for 350,000 shares of our common stock, which has an exercise price of $0.60 per share. The deemed annual interest rate on this loan was 393%. The interest rate is calculated based on the fair value of the warrants using the Black-Scholes model, the cash paid as interest, and the number of days the loan was outstanding. The loan was payable at the earlier of a closing of a private placement or six months from date of issuance. The private placement closed approximately 60 days after the date of issuance, at which time the loan was repaid. In connection with its services as a placement agent in our October 2006 private placement offering, we paid to Hunter a commission of $1,000,000 and issued a five-year warrant to purchase up to 3,000,000 shares of common stock at an exercise price of $2.00 per share. In connection with its services as a placement agent in our July 2007 private placement offering, we paid to Hunter a commission of $2,250,000 and issued a five-year warrant to purchase up to 3,517,428 shares of common stock at an exercise price of $7.00 per share. Hunter also has the right to nominate up to 2 members to our Board of Directors, including Hunter’s existing designee.

We have entered into a three-year term consulting agreement ending on September 30, 2009, with Santa Monica Partners II, LLC, a Delaware limited liability company whose members include Kurt Brendlinger, our Secretary and a director, David Marshall, our Chairman and a director, and Eric Pulier. Pursuant to this agreement, we pay a monthly consulting fee of $30,000 to Santa Monica Capital Partners II, LLC for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. Additionally, we incurred costs of approximately $200,000 for services paid on behalf of Santa Monica Capital Partners II, LLC.

We have entered into an exclusive distribution agreement with Showtime Networks, Inc.

We have acquired certain assets from Lifelogger LLC, a Delaware limited liability company, in exchange for 4,000,000 shares of our common stock. Santa Monica Capital Partners II, LLC, a limited liability company, indirectly owns approximately 61% in membership interest in Lifelogger LLC through SASHC, LLC, a California limited liability company. Santa Monica Capital Partners II owns a 68.75% membership interest in SASHC, LLC, which owns approximately 88.9% in membership interests in Lifelogger LLC.

In July 2007, four institutional investors purchased $22.5 million of our units, as described earlier under Private Placements. Each unit consisted of one share of our common stock and one half of a five-year warrant to purchase one share of our common stock. In addition, on or about August 23, 2007, the investors purchased an additional 357,143 shares of common stock from certain selling shareholders, including executive officers, directors, shareholders holding more than 5% of the outstanding shares of common stock of the Company, and their affiliates. In connection with the sale of shares by the selling shareholders, we issued warrants to purchase an additional 178,571 shares of our common stock. We agreed to issue the additional warrants in consideration of the selling shareholders' entering into a lock-up agreement, whereby each of the shareholders agreed to not sell any shares owned directly or indirectly by any of them for a period of 18 months from the date of this prospectus. Approximately 27 security holders participated in the August sale, and no one shareholder received more than $833,921.

Item 13. Exhibits

See the attached exhibit index.

Item 14. Principal Accountant Fees and Services

Gumbiner Savett, Inc. audited our financial statements for the year ended December 31, 2007 and the period from inception (August 10, 2006) to December 31, 2006. The following table shows amounts billed by Gumbiner Savett, Inc. during the periods ended December 31, 2007 and 2006:

	2007	2006
Audit fees	$464,870	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the review of our interim financial statements, review of our filings on Form SB-2 for securities registrations, and the audit of financial statements of King of the Cage, an acquisition closed in September 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProElite, Inc.

Date: April 15, 2008	By:	/s/ Charles Champion
Charles Champion
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Champion	Chief Executive Officer	April 15, 2008
Charles Champion

Interim Chief Financial Officer
/s/ Dale Bolen	(Principal Financial and Accounting Officer)	April 15, 2008
Dale Bolen

/s/ Doug DeLuca	Director	April 15, 2008
Doug DeLuca

/s/ David Marshall	Director	April 15, 2008
David Marshall

/s/ Kurt Brendlinger	Director	April 15, 2008
Kurt Brendlinger

/s/ Gary Shaw	Director	April 15, 2008
Gary Shaw

/s/ Ken Hershman	Director	April 15, 2008
Ken Hershman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ProElite, Inc.

We have audited the accompanying consolidated balance sheets of ProElite, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2007 and the period from August 10, 2006 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProElite, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from August 10, 2006 (inception) through December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

April 14, 2008
Santa Monica, California

ProElite, Inc.
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$4,427,303	$7,295,825
Restricted cash	277,500	-
Accounts receivable, net of allowance of $255,901 and $0, respectively	338,596	-
Prepaid expenses	133,673	165,745
Other current assets	1,077,896	82,564
Total current assets	6,254,968	7,544,134
Fixed assets, net	1,428,548	157,733
Other assets
Acquired intangible assets, net	9,022,181	-
Goodwill	6,238,652	-
Investment in Entlian/SpiritMC	1,848,003	-
Prepaid distribution costs, net	764,109	572,880
Prepaid license fees, net	111,052	176,677
Prepaid services, net	408,889	-
Rent deposit	143,915	33,294
Total other assets	18,536,801	782,851
Total assets	$26,220,317	$8,484,718
Liabilities and Shareholders’ Equity
Current liabilities
Note payable - Showtime	$1,822,086	$-
Accounts payable	1,531,342	121,980
Accrued expenses	733,638	86,303
Accounts payable and accrued expense - Showtime	125,000	-
Future payments due for acquired companies	1,162,500	-
Other accrued liabilities from predecessor company	346,572	346,572
Registration rights liability	-	300,000
West Coast settlement	150,000	-
Total current liabilities	5,871,138	854,855
Deferred rent and lease incentive	153,309	-
Total liabilities	6,024,447	854,855
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 51,659,488 and 37,499,999 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	5,166	3,750
Common stock to be issued	2,249,997	-
Additional paid-in-capital	49,404,897	11,875,968
Accumulated other comprehensive loss	(86,793)	-
Accumulated deficit	(31,377,397)	(4,249,855)
Total shareholders’ equity	20,195,870	7,629,863
Total liabilities and shareholders’ equity	$26,220,317	$8,484,718

See Notes to Consolidated Financial Statements

ProElite, Inc.
Consolidated Statements of Operations

	Year Ended December 31, 2007	August 10, 2006 (Inception) to December 31, 2006
Revenue
Live events	$4,560,917	$-
Pay per view and television licensing	237,546	-
Pay per view - Showtime	240,133	-
Internet	68,782	-
Other	184,192	-
Total revenue	5,291,570	-

Cost of revenue
Live events	9,581,296	-
Pay per view and television licensing	17,064	-
Showtime	2,855,723	-
Internet	234,295	-

Total cost of revenue	12,688,378	-

Gross loss	(7,396,808)	-

Operating expenses
Marketing	1,017,201	101,156
Website operations	3,341,291	171,329
Live event operations	2,428,808	205,825
General and administrative expenses	13,400,392	3,466,278

Total operating expenses	20,187,692	3,944,588

Operating loss	(27,584,500)	(3,944,588)

Other income
Interest income (expense), net	456,958	(305,267)

Loss before income taxes	(27,127,542)	(4,249,855)

Income taxes	-	-

Net loss	$(27,127,542)	$(4,249,855)

Net loss per share - basic and diluted	$(0.59)	$(0.13)

Weighted average shares outstanding - basic and diluted	45,660,279	32,812,499

See Notes to Consolidated Financial Statements

ProElite, Inc.
Consolidated Statement of Shareholders’ Equity
August 10, 2006 (Inception) through December 31, 2007

						Accumulated
	Common Stock				Additional	Other		Total
	Issuable		Common Stock		Paid-	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	In Capital	Loss	Deficit	Equity
Shares issued upon formation	-	$-	21,000,000	$2,100	$(1,115)	$-	$-	$985

Shares issued for acquisition of assets	-	-	4,000,000	400	51,600	-	-	52,000

Warrants issued in connection with bridge loans	-	-	-	-	318,000	-	-	318,000

Equity of Pro Elite, Inc., the registrant, at the time of reverse merger	-	-	37,073	4	(346,576)	-	-	(346,572)

Shares issued for services relating to reverse merger	-	-	2,462,927	246	2,293,232	-	-	2,293,478

Shares issued in private placement, net of offering costs	-	-	9,999,999	1,000	8,949,000	-	-	8,950,000

Compensation expense for stock options and warrants	-	-	-	-	123,523	-	-	123,523

Warrants issued for distribution costs	-	-	-	-	606,579	-	-	606,579

Warrants issued for license fees	-	-	-	-	181,725	-	-	181,725

Registration rights liability	-	-	-	-	(300,000)	-	-	(300,000)

Net loss	-	-	-	-	-	-	(4,249,855)	(4,249,855)

Balance at December 31, 2006	-	$-	37,499,999	$3,750	$11,875,968	$-	$(4,249,855)	$7,629,863

Common stock and warrant issued for cash - Showtime	-	-	5,000,001	500	4,999,500	-	-	5,000,000
Warrant issued to Showtime	-	-	-	-	608,000	-	-	608,000
Shares issued to MMA Live Entertainment, Inc.	-	-	320,000	32	639,968	-	-	640,000
Warrants exercised on a cashless basis by private placement investors and placement agents	-	-	4,846,330	485	(485)	-	-	-
Common stock and warrants issued for cash in private placement	-	-	3,214,286	321	20,137,145	-	-	20,137,466
Options and warrants exercised	-	-	78,872	8	158,540	-	-	158,548
Common stock to be issued for purchase of King of the Cage, Inc.	178,571	1,249,997	-	-	-	-	-	1,249,997
Common stock issued for purchase of “Cage Rage”	-	-	500,000	50	3,499,950	-	-	3,500,000
Common stock issued for investment in Entlian Corp.	-	-	100,000	10	999,990	-	-	1,000,000
Common stock issued and to be issued for ICON asset purchase	100,000	1,000,000	100,000	10	999,990	-	-	2,000,000
Compensation expense for stock options and warrants	-	-	-	-	5,186,331	-	-	5,186,331
Reduction of registration rights liability	-	-	-	-	300,000	-	-	300,000
Cumulative translation adjustment	-	-	-	-	-	(86,793)	-	(86,793)
Net loss	-	-	-	-	-	-	(27,127,542)	(27, 127,542)

Balance at December 31, 2007	278,571	$2,249,997	51,659,488	$5,166	$49,404,897	$(86,793)	$(31,377,397)	$20,195,870

See Notes to Consolidated Financial Statements

ProElite, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	August 10, 2006 (Inception) to December 31, 2006
Cash flows from operating activities
Net loss	$(27,127,542)	$(4,249,855)

Adjustments to reconcile net loss to net cash used in operating activities
Stock and warrant based compensation	5,186,331	123,523
Depreciation and amortization	1,374,138	46,356
Loss on abandonment of fixed assets	241,798	-
Provision for doubtful accounts	255,901	-
Loss in equity interest	151,997	-
Shares issued for reverse merger services	-	2,293,478
Warrants issued with bridge loans	-	318,000
Change in operating assets and liabilities:
Increase in accounts receivable	(542,052)	-
Increase in prepaid expense and other assets	(177,721)	(181,443)
Increase in accounts payable, accrued expenses and other liabilities	3,463,787	208,283
Net cash used in operating activities	(17,173,363)	(1,441,658)

Cash flows from investing activities
Purchase of fixed assets	(1,588,494)	(113,342)
Acquisition of King of the Cage, Inc.	(3,587,988)	-
Acquisition of Cage Rage, net of cash acquired	(4,100,398)	-
Investment in Entlian Corp.	(1,000,000)	-
Purchase of assets from ICON	(350,000)	-
Purchase of domain name	-	(33,294)
Advance to Orientations Networks	-	(65,881)
Net cash used in investing activities	(10,626,880)	(212,517)

Cash flows from financing activities
Issuance of common stock and warrants for cash, net of offering costs	25,137,466	8,950,000
Proceeds from exercise of options and warrants	158,548	-
Cash pledged as collateral for credit card facility	(277,500)	-
Proceeds from bridge loans	-	600,000
Repayment of bridge loans	-	(600,000)
Net cash provided by financing activities	25,018,514	8,950,000

Effect of exchange rates on cash and cash equivalents	(86,793)	-

Net (decrease) increase in cash and cash equivalents	(2,868,522)	7,295,825

Cash and cash equivalents at beginning of period	7,295,825	-
Cash and cash equivalents at end of period	$4,427,303	$7,295,825

Supplemental disclosures of non-cash investing and financing activities:

In connection with the warrant issued to Showtime on January 5, 2007, the Company recorded $608,000, the value of the warrant, as prepaid distribution costs.

During 2007, the Company reduced its registration rights liability related to the shares issued in the October 2006 private placement by $300,000, with a corresponding increase to paid-in capital.

On April 3, 2007, the Company issued 320,000 shares to MMA Live Entertainment, Inc. for future services. The Company recorded the $640,000 value of these shares as prepaid services in the other assets section of the balance sheet.

In May 2007 in connection with a new office lease, the Company recorded leasehold improvements of $115,650 for design and modifications to the new office space. This amount was paid by the Company’s landlord directly to a third-party architect and has been recorded as deferred rent liability.

On June 20, 2007, an unrelated party in the Company’s October 2006 private placement exercised, on a cashless basis, 250,000 warrants and received 208,333 shares of common stock.

In August 2007, investors in the Company’s October 2006 and July 2007 private placements exercised, on a cashless basis, 3,246,333 warrants and received 2,790,707 shares of common stock. Also in August 2007, the placement agent for the Company’s October 2006 and July 2007 private placements exercised, on a cashless basis, 3,571,428 warrants and received 1,847,290 shares of common stock.

In September 2007, the Company recorded its obligation for the acquisition of King of the Cage of 178,571 shares of common stock valued at $1.25 million in common stock issuable in equity.

In September 2007, the Company recorded the issuance of 500,000 shares of common stock valued at $3.5 million for the acquisition of Cage Rage in equity.

In September 2007, the Company issued to Entlian Corp. 100,000 shares of restricted common stock valued at $1 million and recorded this amount in equity.

During September 2007 in accordance with the stock purchase agreement, the Company recorded a distribution of approximately $240,000 of accounts receivable in an acquired subsidiary to the subsidiary’s selling shareholders. At December 31, 2007, the balance payable was approximately $225,000.

In December 2007, the Company recorded the issuance of 100,000 shares of common stock valued at $1 million in equity and an obligation to issue 100,000 shares valued at $1.0 million for the purchase of assets from Future Fight Productions (ICON acquisition) in common stock issuable.

See Note 5 for non-cash disclosure of assets and liabilities acquired in business combinations in 2007.

See Notes to Consolidated Financial Statements

ProElite, Inc.
Notes to Consolidated Financial Statements

Note 1    Basis of Presentation and Summary of Significant Accounting Policies

The Company

ProElite, Inc. (“ProElite”), formerly Real Sport, Inc. and its subsidiaries (“Real Sport”), (together the “Company”) produces and promotes live mixed martial arts fighting (“MMA”) events and operates a social networking website focused exclusively on MMA. Real Sport, Inc. was formed on September 19, 2006 as a holding company for two wholly-owned subsidiaries, ProElite.com (formerly EliteXC.com and I-Fight, Inc.), which was formed on August 10, 2006 and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which was formed on September 13, 2006. The Company also has wholly-owned operating subsidiaries, King of the Cage, Inc., Mixed Martial Arts Promotions Ltd., and Mixed Martial Arts Productions Ltd., promoting live MMA events in the United States and the United Kingdom, which were acquired during 2007. The Company has set up a wholly-owned subsidiary, Online Winners Sdn. Bhd., in Malaysia for the purposes of hiring computer programming employees to support the Company’s website; the Company expects this subsidiary to begin its operations in 2008. The accompanying financial statements include the consolidated results of operations since inception of ProElite.com. The Company began its current business in August 2006 and was considered a development stage company until the first quarter of 2007 when revenues were first recognized.

Pro Elite, Inc., a predecessor company, was incorporated during 1992 in New Jersey. The Company marketed and distributed premium branded apparel such as shirts, hats and sweaters with a sports or corporate logo, name or slogan applied by means of embroidering to the apparel. Pro Elite ceased operations in early 2004 and has since then been inactive.

On October 3, 2006, Pro Elite, Inc., the predecessor company, entered into a Share Exchange Agreement (the “Combination Agreement”) with Real Sport. Pursuant to the Combination Agreement, Pro Elite, Inc. acquired all of the outstanding common stock of Real Sport for 25,000,000 shares of Pro Elite’s common stock, and Real Sport became a subsidiary of Pro Elite. Included in the 25,000,000 shares were 4,000,000 shares, which Real Sport issued to Lifelogger LLC, and were exchanged for the Company’s common stock as part of the reverse merger. The former directors and officers of Pro Elite resigned, and the directors and officers of Real Sport became the directors and officers of the Company. Following the acquisition, the former shareholders of Real Sport held approximately 99% of the outstanding common stock of the Company on a fully-diluted basis. The acquisition was accounted for as a reverse acquisition because the former shareholders of Real Sport owned a majority of the Company’s outstanding stock subsequent to the acquisition. Accordingly, Real Sport is deemed to be the accounting acquirer. The reverse acquisition was treated as a recapitalization because Pro Elite (the public shell) had no operations since early 2004 and nominal assets.

In May 2007, the Company, by consent of its shareholders, changed its name from “Pro Elite, Inc.” to “ProElite, Inc.”

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of ProElite and its wholly-owned subsidiaries since formation or acquisition of these entities. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for its investment in Entlian in which ProElite has significant influence; this represents common stock ownership of at least 20% and not more than 50%.

Revenue Recognition

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

The Company earns revenue primarily from live event ticket sales, site fees and sponsorship and pay per view fees for events broadcast on television. The Company also earns incidental revenue from merchandise and video sales and from online advertising, subscriptions and online store sales. Ticket sales are managed by third-parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise and video sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship, and television distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur. Website revenue is recognized as advertisements are shown, as subscription terms are fulfilled, and as products are shipped.

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

Advertising Expenses

Advertising is expensed as incurred. Total advertising expense was $1,728,166 during the year ended December 31, 2007 and $24,351 for the period from August 10, 2006 (inception) to December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents include deposit accounts and debt instruments of the United States government and its agencies and high-quality corporate issuers. All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains cash and cash equivalents with a commercial bank. These accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $500,000. At times, balances at any single bank may be in excess of the FDIC or SIPC insurance limit. The deposits are made with reputable financial institutions, and the Company does not anticipate realizing any losses from these deposits.

Accounts Receivable

Accounts receivable relate principally to amounts due from television networks for pay-per-view presentations and from live event venues for ticket sales. Amounts due for pay-per-view programming are based primarily upon estimated sales of pay-per-view presentations and are adjusted to actual after intermediary pay-per-view distributors have completed their billing cycles. If actual sales differ significantly from the estimated sales, the Company records an adjustment to sales. Accounts receivable from foreign television distribution is generally based upon contracted fees per event or showing. Accounts receivable from venues for ticket sales to live events are generally received within 30 days of an event date.

An allowance for uncollectible receivables is estimated each period. This estimate is based upon historical collection experience, the length of time receivables are outstanding and the financial condition of individual customers.

Fixed Assets

Fixed assets primarily consist of computer, office, and video production equipment; furniture and fixtures; leasehold improvements; computer software; Internet domain names purchased from others; and website development costs. Fixed assets are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Equipment is depreciated over estimated useful lives ranging from three to five years. Furniture, fixtures and leasehold improvements are depreciated over estimated useful lives ranging from five to seven years. Computer software is amortized over estimated useful lives ranging from one to five years. Internet domain names are amortized over ten years. Website development costs are amortized over three years. During 2007, the Company capitalized $349,976 of website development costs, which were included in property and equipment at December 31, 2007.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. During 2007, the Company acquired amortizable intangible assets consisting of non-compete agreements, fighter contracts, merchandising rights and distribution agreements and indefinite-lived intangible assets consisting of brands and trademarks. The Company amortizes the cost of acquired intangible assets over their estimated useful lives, which range from one to five years.

SFAS No. 142 requires goodwill and other indefinite-lived intangible assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. The Company does not believe the goodwill and indefinite-lived intangible assets were impaired at December 31, 2007.

However, maintaining the goodwill and indefinite-lived intangible assets is predicated upon the Company substantially improving the operations of CageRage and maintaining profitable operations of the other acquisitions. The Company has developed plans to increase the revenue and profitability of CageRage. Similarly, maintaining the goodwill related to the ICON purchase requires the Company to improve the profitability and/or increase the number of ICON events. If the Company does not execute successfully against these plans, it will be required to record a non-cash charge to operations to reduce the amount of goodwill and indefinite-lived intangible assets.

Valuation of Long-Lived Assets

The carrying amounts of long-lived assets are periodically evaluated for impairment when events and circumstances warrant such a review. During 2007, live event set design costs and other equipment were determined to be impaired and the Company recorded a charge to operations of approximately $242,000 during the year ended December 31, 2007.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying values of cash equivalents, accounts receivable, accounts payable, and payments due for acquired companies approximate fair value due to the short-term maturities of these instruments.

Foreign Currency

The functional currencies of the Company’s international subsidiary and investee are the local currency. The financial statements of the foreign subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains and losses were insignificant during the period. Foreign currency translation adjustments are shown as other comprehensive income in the accompanying consolidated balance sheet.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Loss per Share

The Company utilizes Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds. For the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006, 35,375,997 and 12,023,333, respectively, potentially dilutive securities, which represent all the outstanding options and warrants, are excluded from the computation because they are anti-dilutive.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, replacing SFAS 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. The Company believes that SFAS 141R could have a significant impact on the Company’s future operations. Determination of the ultimate effect of this statement will depend on the Company’s acquisition plans at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. The Company does not expect it will be affected by the adoption of SFAS 160.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Going Concern

The Company has incurred losses from operations and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s business plan calls for expanding the scale of live events and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company had approximately $4 million of cash at December 31, 2007 and received $4 million from warrant exercises in February 2008, additional financing is needed to continue to grow the operations to their desired levels over the next 12 months.

The Company is currently seeking additional financing. However, there can be no assurances that it will be able to raise sufficient financing on favorable terms and conditions. There can be no assurances that the Company will raise sufficient financings on favorable terms and conditions.

If the Company is unable to raise sufficient financing, it will be required to reduce its expansion programs and dramatically reduce costs by reducing administrative expenses and some lines of business. Such actions would limit its potential for growth. If sufficient additional financing cannot be obtained, the Company may have to curtail or reduce operations. Because there is no guarantee that the Company will succeed in accomplishing its objectives, substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not contain any adjustments that may be required should the Company be unable to continue as an on-going concern.

3. Lifelogger LLC

Effective November 30, 2006, Real Sport acquired tangible and intellectual property assets from Lifelogger LLC (an entity 61% owned by an affiliate of the Company) for 4,000,000 common shares of the Company. The shares exchanged for the assets purchased had a fair value of $3.7 million. Lifelogger LLC acquired these assets from Orientations Network SDN BHD (“Orientations”), an unrelated Malaysian entity, pursuant to a Contribution Agreement dated October 3, 2006 in exchange for member’s interest in Lifelogger LLC.

The intellectual property assets acquired consisted of a set of advanced networking tools, an online depository, domain names and a personalized content tool that is to be used, among other things, as the backbone of the Company’s website (ProElite.com) and online Internet community. These software assets were in development on the date of acquisition. In accordance with the guidance of Staff Accounting Bulletin Topic 5:G, Transfers of Nonmonetary Assets By Promoters or Shareholders, the Company recorded the acquisition of these assets at the historical cost basis of the seller, Lifelogger LLC. The cost basis of the acquired intellectual property assets was determined to be zero pursuant to the provisions of Emerging Issues Task Force Abstracts Issue No. 00-02, Accounting for Web Site Development Costs, which requires web site development costs that have not reached technological feasibility to be recorded at zero. The seller’s historical cost basis of the tangible assets acquired, which consisted primarily of computer equipment, was $52,000. The cost of producing the software acquired was expensed as incurred.

In a letter agreement, effective November 30, 2006, between the Company and Orientations, the Company contracted Orientations to develop and market the acquired intellectual property assets. The Company pays Orientations a monthly amount equal to the aggregate of consulting fees, reimbursement of budgeted expenses, and the purchase of computer hardware as deemed necessary and approved by the Company’s management. The Company owns the computer hardware purchased. The cost of these purchased assets is included in fixed assets on the consolidated balance sheet. The parties may terminate the contract at any time without notice. For the year ended December 31, 2007, the Company paid Orientations approximately $523,000 for consulting services. For the period from August 10, 2006 (inception) through December 31, 2006, the Company paid Orientations $228,986, consisting of consulting and related costs of $143,445, capital expenditures of $19,660, and an advance of $65,881. The Company expensed the consulting and related costs as the software was still under development as of December 31, 2006 and had not reached technological feasibility. Technological feasibility was reached on February 1, 2007.

Note 4    Net Loss Per Share

Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Year Ended December 31, 2007	August 10, 2007 (Inception) to December 31 2006
Net loss	$(27,127,542)	$(4,249,855)

Weighted-average common shares outstanding - basic	45,660,279	32,812,499
Dilutive effect of stock options and warrants	-	-

Weighted-average common shares outstanding - diluted	45,660,279	32,812,499

Net loss per share - basic and diluted	$(0.59)	$(0.13)

The effect of options and warrants on the computation of diluted net loss per share is excluded for the year ended December 31, 2007 and the period from August 10, 2007 (inception) to December 31, 2006 (35,375,977 and 12,023,333, respectively) because their effect is anti-dilutive.

Note 5    Acquisitions and Investments

King of the Cage

On September 11, 2007, the Company acquired the outstanding capital stock of King of the Cage, Inc. (“KOTC”), a promoter of MMA events primarily in the United States. The acquisition was made in order to increase the Company’s event activity. The total purchase price, not including contingent consideration, was $5.0 million consisting of: $3,250,000 cash paid at closing, $500,000 cash paid in November 2007, 178,571 restricted shares of common stock valued at $1,249,997, or $7 per share that were to be issued in January 2008, plus nominal direct, capitalizable transaction costs. Under the stock purchase agreement, the calculation of the number of common shares to be issued is based upon the quoted market price of the Company’s common stock subject to a maximum per share price of $7.00 and a minimum price of $2.00. The Company has recorded the minimum number of shares issuable based on the $7.00 per share price, or 178,571 shares, and expects to issue these shares in April 2008. Additionally, the Company entered into a five year employment contract with one of the selling shareholders. (See Note 10.)

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

The maximum additional contingent consideration is $3.75 million in cash and $1.25 million in common stock. At December 31, 2007, the Company has accrued a liability of $162,500 for estimated contingent consideration payable.

As security for the contingent consideration, the Company granted the former KOTC shareholders a first priority security interest in the shares of KOTC.

The purchase price was allocated approximately $0.1 million to tangible assets, $1.1 million to amortizable intangible assets, $1.7 million to non-amortizable intangible assets, $0.1 million to liabilities and $2.4 million to goodwill.

The Company’s results of operations include those of KOTC since the date of acquisition. For the period from the date of acquisition to December 31, 2007, KOTC recognized revenue of approximately $800,000 and, after amortization of acquired intangibles, a net loss of approximately $50,000.

Cage Rage

On September 12, 2007, the Company acquired the outstanding capital stock of two entities that promote MMA events: Mixed Martial Arts Promotions Limited, a British domiciled company (“MMAP”), and Mixed Martial Arts Productions Limited, a British domiciled company (“MMAD”) (collectively “Cage Rage”). The acquisition gives the Company an event promotion business in the UK. The transaction was treated as a business combination. The total purchase price was $8.6 million consisting of: $4,000,000 cash paid at closing, 500,000 shares of restricted common stock issued in October 2007, $1,000,000 cash to be paid in September 2008 plus $100,398 of direct transaction costs. The Company valued the common stock to be issued at $3.5 million, or $7.00 per share.

The Company acquired a balance due of approximately $940,000 from a business owned by a selling shareholder of CageRage. This amount was due primarily for event sponsorship prior to the Company’s acquisition of CageRage. If the Company is unable to collect this amount or offset it against the liability for future acquisition purchase price payable, it will be reserved with the offset increasing the goodwill from the purchase of CageRage.

The purchase price was allocated approximately $0.9 million to accounts receivable, $0.1 million to tangible assets, $1.7 million to amortizable intangible assets, $3.8 million to non-amortizable intangible assets, $0.5 million to accounts payable and $2.6 million to goodwill.

The Company’s results of operations include those of Cage Rage since the date of acquisition. For the period from the date of acquisition to December 31, 2007, Cage Rage recognized revenue of approximately $521,000 and a net loss of approximately $1.5 million.

Future Fight Productions, Inc.

On December 7, 2007, the Company acquired substantially all the assets of Future Fight Productions, Inc., (“ICON”) a promoter of MMA events primarily in Hawaii. The acquisition gives the Company additional promotion talent and access to fighters and venues. The assets acquired consisted primarily of a brand name. Additionally the owner of ICON. signed a consulting contract with the Company to continue promoting ICON and other Company-run events. The total purchase price was $2.35 million consisting of: $350,000 cash paid at closing and 200,000 shares of restricted common stock, 100,000 of which were issued at closing and the remaining 100,000 are issuable over 3 years. Additionally, the Company will issue, in three equal installments, 50,000 shares of restricted common stock in connection with the consulting agreement with the seller. The shares were valued at $10 per share. The purchase price was allocated approximately $0.4 million to amortizable intangible assets, $0.6 million to non-amortizable assets and $1.3 million to goodwill. The value of the shares to be issued for the consulting agreement, $500,000, will be recorded into expense ratably over the service period.

The Company’s first event using the ICON brand occurred in March 2008.

Detail of Acquisitions

The following table details the fair value of assets and liabilities acquired at the date of acquisition:

	KOTC	Cage Rage	ICON	Total
Current assets, exclusive of cash	$-	$904,000	$-	$904,000
Fixed assets	30,000	61,000	-	91,000
Intangible assets with indefinite lives	1,700,000	3,800,000	628,000	6,128,000
Other intangible assets	1,110,000	1,723,000	410,000	3,243,000
Goodwill	2,356,000	2,571,000	1,312,000	6,239,000
Current liabilities	(34,000)	(459,000)	-	(493,000)
Consideration	$5,162,000	$8,600,000	$2,350,000	$16,112,000

The Company allocated purchase prices to amortizable intangible assets of $1.9 million to noncompete agreements (with a weighted average amortization period of 3.9 years), fighter contracts of $1.2 million (with a weighted average amortization period of 2 years), and $0.1 million to distribution contracts (with a weighted average amortization period of 2.4 years). The Company recorded amortization expense of $355,694 related to these intangible assets during the year ended December 31, 2007. The Company expects to incur amortization expense of approximately $1.2 million, $1.0 million, $0.4 million, $0.2 million and $0.1 million for the years ending December 31, 2008 through 2012.

Purchase Price Allocations are Estimates

The purchase price allocations for the acquisitions were based upon discounted expected cash flow models. Valuation methods including relief from royalty, excess earnings/contributory asset charges, lost profits, and with and without competition, were applied to the discounted expected cash flow models to determine the value of the intangible assets acquired. The purchase prices of the acquisitions were then allocated based upon the values of intangible assets calculated and the carrying values of assets and liabilities acquires.

Additionally, the maintenance of goodwill and indefinite-lived intangible assets on the Company’s balance sheet requires management to achieve improvements in and expansion of the acquired entities’ operations. Should operations not improve to desired levels, the Company may be required to record a charge to operations for impairment of these assets.

SpiritMC

On September 18, 2007, the Company made an investment in Entlian Corporation (“SpiritMC”), a Korean company promoting MMA events in Korea. The investment gives the Company access to event promotion in Korea and to fighters and venues under contract with SpiritMC. The cost of the investment was $2 million consisting of $1 million cash and $1 million in restricted common shares (100,000 common shares valued at $10.00 per share). The $10.00 per share valuation resulted from the Company’s guarantee of a minimum per share value of $10.00 to Entlian. If the Company’s quoted market price is below $10 per share on the date the lock up period expires in March 2009, the Company is required to issue up to 100,000 additional common shares.

The Company acquired approximately 54% of SpiritMC’s common stock. This ownership percentage will dilute down to approximately 32% when SpiritMC’s existing debt facility with a third party mandatorily converts to common stock at any time but no later than January 2010. The Company has one third of the seats on SpiritMC’s Board of Directors, and therefore will not exercise control over SpiritMC. The Company has also determined that it is not the primary beneficiary. As such, the Company accounts for the investment in SpiritMC using the equity method. In the year ended December 31, 2007, the Company recorded a charge of approximately $152,000, representing the Company’s share of SpiritMC’s loss for the period since the date of investment.

The following is condensed financial information of SpiritMC (unaudited):

December 31, 2007 (unaudited)
Cash and cash equivalents	$616,000
Other current assets	67,000
Other assets	155,000
Current liabilities	32,000
Non-current liabilities	1,122,000
Stockholders’ deficit	(316,000)

Year Ended December 31, 2007 (unaudited)
Revenue	$597,000
Gross loss	$(190,000)
Operating loss	$(867,000)
Net loss	$(879,000)

Proforma Disclosures

The unaudited financial information in the table below summarizes the combined results of King of the Cage, CageRage and SpiritMC as though the companies had been combined as of the beginning of 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and investment had taken place at the beginning of 2007. The pro forma financial information includes adjustments for amortization charges from acquired intangible assets.

	Year Ended December 31, 2007	Year Ended or the period from August 10, 2006 (inception) December 31, 2006
Total revenues	$7,703,000	$3,291,000
Net loss	$(29,451,000)	$(5,820,000)
Basic and diluted net loss per share	$(0.65)	$(0.18)

Note 6 Other Current Assets

Other current assets includes a balance due of approximately $940,000 from a business owned by a former shareholder of CageRage. This amount was due primarily for event sponsorship prior to the Company’s acquisition of CageRage. If the Company is unable to collect this amount or offset it against the liability for future acquisition purchase price payable, it will be reserved with the offset increasing the goodwill from the purchase of CageRage.

Note 7    Income Taxes

As a result of the Company’s losses, no income taxes were due for 2007 or 2006. The provision for income taxes was offset by an increase in the deferred tax asset valuation allowance.

As of January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption on FIN 48 did not have an effect on the net loss for the year ended December 31, 2007 nor the period from August 10, 2006 (inception) to December 31, 2006, and no adjustment was made to opening retained earnings. The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is zero based on the fact that the Company currently has a full reserve against its unrecognized tax benefits and has not and does not expect to take any uncertain tax positions as of December 31, 2007.

Current income taxes (benefits) are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

The significant components of the Company’s net deferred tax asset at December 31, 2007 and 2006 are as follows:

	Year Ended December 31, 2007	August 10, 2006 (Inception) to December 31, 2006
Net operating loss	$8,664,000	$1,486,000
Options and warrants	2,428,000	205,000
Allowance for uncollectible accounts	107,000	-
Accrued expenses	1,023,000	-
Valuation allowance	(12,222,000)	(1,691,000)
	$-	$-

In assessing the realizability of deferred tax assets of $12,222,000 and $1,691,000 at December 31, 2007 and 2006, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded to offset the deferred tax assets as it is currently more likely than not that the assets will not be utilized. The valuation allowance increased approximately $10.5 million and $1.7 million in the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2007 and 2006 is as follows:

	Year Ended December 31, 2007	August 10, 2006 (Inception) to December 31, 2006
Expected benefit at 34%	$9,223,000	$1,445,000
State benefit, net of federal tax	1,499,000	246,000
Foreign tax benefit	(206,000)	-
Other	15,000	-
Change in valuation allowance	(10,531,000)	(1,691,000)
Benefit for income taxes	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $21.6 million for federal tax purposes, expiring through 2027. In addition, the Company had net operating loss carryforwards of approximately $21.6 million for state tax purposes, which expire through 2017. However, a change in ownership could result in an “ownership change” under Internal Revenue Code Section 382 which restricts the ability of a corporation to utilize existing net operating losses. The Company also had net operating carryforwards of approximately $1.5 million for UK tax purposes that had been accumulated since acquisition of CageRage.

The Company is subject to Federal and state tax in the United States and tax in the United Kingdom. The tax years 2006 and 2007 of the parent company remain open to examination by the major taxing jurisdictions to which the Company is subject. The acquired subsidiaries may have earlier years subject to examination. The Company is not currently under examination by any tax authorities.

Note 8    Fixed Assets, Net

Fixed assets, net consisted of the following:

	December 31, 2007	December 31, 2006
Computer, office and video production equipment	$535,581	$94,380
Furniture and fixtures	325,481	-
Live event set costs	236,780	70,962
Leasehold improvements	231,335	-
Computer software	66,193	-
Internet domain names	28,280	-
Website development costs	349,976	-
	1,773,626	165,342
Accumulated depreciation and amortization	(345,078)	(7,609)
	$1,428,548	$157,733

Note 9    Liabilities

Other Accrued Liabilities

In connection with the reverse merger of the Company and the predecessor registrant, the Company assumed accounts payable of approximately $210,000 and notes payable of approximately $137,000, which existed at the time the predecessor registrant ceased operations. At December 31, 2007, these liability balances remained unchanged from the date of the reverse merger.

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

Bridge Loans

In August 2006, the Company entered into a bridge loan transaction with an affiliate of the placement agent for $350,000 and shareholders of a subsidiary of Real Sport for $250,000. As payment for interest, the loan holders received $75,000, which was paid from the proceeds of the October private placement. The loan principal was repaid in October 2006 from the proceeds of the private placement. The Company also issued to the lenders warrants with a three-year term to purchase 600,000 common shares at $0.60 per share. The value of these warrants of approximately $0.60 per warrant, or approximately $360,000, was charged to interest expense during 2006.

Note 10    Commitments

In March 2007, the Company entered into a non-cancelable lease for office space and paid a deposit of $109,415 to the landlord. The Company took possession of the office space and began paying rent in June 2007. The lease agreement specifies monthly payments starting at $25,176 and increasing to $36,472, and the lease expires on July 31, 2012. The Company also leases additional satellite office space requiring monthly payments of approximately $2,600 through 2017.

Year ending December 31,	Amount
2008	$414,000
2009	429,000
2010	445,000
2011	462,000
2012	286,000
Thereafter	142,000
$2,178,000

The Company incurred rent expense of $349,357 and $22,317, respectively for the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006.

The Company has contracts with vendors, including a live events venue. The minimum payments under these contracts are approximately $716,000, and $54,000 in the years ending December 31, 2008 and 2009, respectively.

The Company entered into contracts with executives, key employees and consultants. These contracts call for following minimum annual payments:

Year ending December 31,	Amount
2008	$2,357,000
2009	2,135,000
2010	740,000
2011	438,000
2012	229,000
$5,899,000

Additionally, some employment contracts include performance bonuses related to the operations of recently acquired businesses. In regards to the King of the Cage subsidiary, the Company pays a bonus equal to 20% of the subsidiary’s earnings before interest, taxes, depreciation and, amortization (“EBITDA”) in excess of specified amounts, escalating from $850,000 to $1.6 million for each of the twelve-month periods ending September 30, 2008 through 2012. In regards to the ICON asset purchase, the Company pays a bonus of $100,000 if the subsidiary’s EBITDA exceeds $196,000 for the twelve-month period ending November 30, 2008.

Note 11    Litigation and Potential Claims

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

West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”) on January 23, 2007, and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability of $150,000 has been accrued at December 31, 2007.

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

Management does not believe that the outcome of the above mentioned litigation, individually or in the aggregate, will have an adverse effect on the Company’s financial position.

Note 12    Shareholders’ Equity

Common stock activity

On August 10, 2006, I-Fight, Inc., a subsidiary of Real Sport, issued 390 shares of its common stock at $1.50 per share to its investors for $585. In addition, Real Sport issued 450 shares of its common stock in exchange for all of the outstanding shares of I-Fight, Inc and all of the outstanding shares of Jungle Fight Championship, Inc. for $400. Payment for these shares was received on January 5, 2007. No other common stock transactions occurred until October 3, 2006.

On October 3, 2006, Pro Elite, Inc., the predecessor company, entered into a Share Exchange Agreement (the “Combination Agreement”) with Real Sport. Pursuant to the Combination Agreement, Pro Elite acquired all of the outstanding common stock of Real Sport, and Real Sport became a subsidiary of Pro Elite for 25,000,000 shares of Pro Elite common stock. Included in the 25,000,000 shares were 4,000,000 shares, which Real Sport issued to Lifelogger LLC, and were exchanged for Company’s common stock as part of the reverse merger. The former directors and officers of Pro Elite resigned, and the directors and officers of Real Sport became the directors and officers of the Company. Following the acquisition, the former shareholders of Real Sport held approximately 99% of the outstanding common stock of the Company on a fully-diluted basis. The acquisition was accounted for as a reverse acquisition because the former shareholders of Real Sport owned a majority of the Company’s outstanding stock subsequent to the acquisition. The reverse acquisition was treated as a recapitalization because the public shell had no operations and nominal assets. As such, costs of the reverse merger were charged to operations. Accordingly, from a historical perspective, Real Sport was deemed to have been the survivor of the reorganization. As a result, the financial statements of the Company presented reflect the historical results of Real Sport prior to the merger and following the merger, and do not include the historical financial results of the predecessor company. Common stock, issued upon formation, has been retroactively restated to reflect the number of shares received from the predecessor company. The equity of the Company survives the reorganization.

On October 3, 2006, the Company issued 3,333,333 units at a price of $3.00 per unit in a private placement. Each unit consisted of three common shares and a three year warrant to purchase one share of common stock. The proceeds of the offering were allocated $688,000, or $0.2064 per share, to warrants based upon a Black-Scholes model valuation, using a volatility of 60%, and the balance of $9,312,000, or $0.9312 per share, less offering costs of $1,050,000, was allocated to common stock.

In connection with the private placement, the Company paid a commission of $1,000,000 to its investment banker and issued a five-year warrant to purchase 3,000,000 shares of common stock at $2.00 per share to the placement agent. These items were charged against equity. The Black-Scholes value of the warrants issued, using a volatility of 60%, was $0.34 per warrant, or $1,015,000.

On October 3, 2006, the Company issued 2,462,927 shares of common stock to its investment banker for services related to the reverse merger into Pro Elite, Inc. (the registrant). The common stock issued was valued at $0.9312 per common share, or $2,293,478, based on the value of the shares issued in the aforementioned private placement, which occurred on the same day. This amount was charged to expense.

On October 27, 2006, the Company authorized a 1-for-500 share reverse stock split. All share amounts presented in these financial statements and footnotes have been adjusted to retroactively reflect this split unless specifically noted otherwise.

Common Stock Issued to MMA Live Entertainment, Inc.

On April 3, 2007, the Company issued 320,000 shares of restricted common stock to MMA Live Entertainment, Inc., an affiliate of Frank Juarez “Shamrock” in connection with an agreement to provide MMA-related services. Under this agreement, Shamrock granted the Company the right to promote Shamrock as a fighter and provide other promotional services. The shares were valued at $640,000, based on a fair value of $2.00 per share, and recorded in prepaid services. The value of the shares is being amortized over the three year term of the agreement.

SHOWTIME Securities Purchase

On January 5, 2007, pursuant to a Securities Purchase Agreement the Company entered into with Showtime, the Company issued an aggregate of 1,666,667 units for $5 million in cash, each unit consisting of 3 shares of common stock and a three-year warrant to purchase 1 share of common stock at a per share exercise price of $2.00 to Showtime, at a per unit price of $3.00. The warrants were valued at $345,000. Additionally, the Company issued a seven-year warrant to purchase 2.5 million shares of common stock to Showtime at a per share exercise price of $2.00, as additional consideration of the exclusive distribution agreement entered into in November 2006. These warrants have been valued at $608,000 and are being amortized into operations over a three-year period commencing January 5, 2007. The Showtime warrants were exercisable as of the date of grant.

The values of the Showtime warrants were estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 60%, risk free interest rate of 4.7%, and expected lives of 3 years.

Private Placement of Common Stock and Warrants

In the third quarter of 2007, the Company and selling shareholders finalized a private placement of common stock and warrants. Investors in the private placement purchased 3,571,429 units for $25,000,000 of which the Company received $22.5 million. Each unit was priced at $7.00 and consisted of one share of common stock and one-half warrant to purchase one share of common stock at $7.00 per share. The warrants have a term of five years and a cashless exercise feature. The warrants were determined to have a value of $4.9 million, or $2.74 per warrant, using a Black-Scholes pricing model. The Company and selling security holders paid the placement agent a fee of 10% of gross proceeds, or $2,500,000. Additionally, the Company issued to the underwriter five-year, cashless-exercise warrants to purchase 3,571,428 shares of common stock at $7.00 per share. The value of the warrants given to the placement agent were $2.74 per warrant, or $9.8 million. The value of all warrants issued was charged to equity.

As part of the private placement, the Company provided investors and the underwriter with anti-dilution coverage through September 5, 2009. The anti-dilution coverage provides for the issuance of additional shares of common stock and adjustments to the exercise price of the warrants if the Company issues additional securities that exceed an aggregate of 200,000 shares of common stock at a price or exercise price per share less than $7.00 (subject to a floor of $2.00 per share and subject to adjustments for splits, recapitalizations and reorganizations). The agreement provides some exceptions to the anti-dilution provisions for issuances of stock, options or warrants to employees or for certain strategic transactions.

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

Stock-Based Compensation

The Company adopted its 2006 Stock Option Plan and amended the plan in 2007, reserving a total of 8,000,000 shares. The plan provides for the issuance of statutory and non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options granted under the plan generally vest quarterly over four years and have a life of 10 years. As of December 31, 2007, options to purchase 4,560,730 shares of common stock had been granted under these plans.

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006, the Company incurred approximately $1.0 million and $0.1 million, respectively, of expense related to stock based compensation under this plan and approximately $3.7 million and $0.4 million respectively, of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the assumptions noted in the following table.

	Year Ended December 31, 2007	August 10, 2006 (Inception) to December 31, 2006
Risk-free interest rate	4.07% - 5.09%	4.5 - 4.80%
Expected life, in years	5.0 - 6.5	5.0 - 6.3
Expected volatility	60% - 96%	60.0%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006:

	Plan Options	Weighted Average Exercise Price
Outstanding at beginning of period	-	$2.00
Granted	1,570,000	2.00
Outstanding at December 31, 2006	1,570,000	2.00
Granted	3,745,000	$3.00
Expired	-	$-
Cancelled	-	$-
Forfeited	(364,014)	$2.00
Exercised	(75,127)	$2.01
Outstanding at December 31, 2007	4,875,859	$2.77
Exercisable at December 31, 2007	1,380,894	$2.18

At December 31, 2007 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was approximately $12.0 million and $3.9 million, respectively. The weighted-average grant-date fair value of options granted during 2007 was $1.22.  The total intrinsic value of options exercised in 2007 was approximately $213,000. The weighted-average remaining life of outstanding and exercisable options at December 31, 2007  was 9.0 years and 8.64 years, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	1,570,000	$0.56
Granted	3,745,000	$1.22
Vested	(1,456,021)	$0.64
Forfeited/expired	(364,014)	$0.55
Nonvested at December 31, 2007	3,494,965	$1.24

At December 31, 2007 there was approximately $4.6 million of unrecognized compensation cost related to non-vested options, which is being expensed through 2012.

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

On January 8, 2007, the Company issued to an officer, an option to purchase 1,700,000 shares of common stock at $2.00 per share. The options vested 340,000 shares immediately with the remainder vesting over four years. The term of the option is 10 years. The option has a fair value of approximately $1,075,000, and approximately $229,000 was amortized in January 2007 with the balance being amortized on a straight-line basis over the vesting period. In September 2007, the service period of these options was shortened to four years. The remaining compensation expense is being recognized over the shortened term.

During the quarter ended March 31, 2007, the Company granted 840,000 options to employees in individual grants ranging from 10,000 to 300,000 options. The options have exercise prices from $2.00 to $2.50, vest over 1.75 to four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $500,000 and is being amortized on a straight-line basis over the vesting period.

During the quarter ended June 30, 2007, the Company granted 495,000 options to employees in individual grants ranging from 10,000 to 100,000 options, with exercise prices ranging from $2.00 to $6.00, vesting over three to four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $408,000 and is being amortized on a straight-line basis over the vesting period.

During the quarter ended September 30, 2007, the Company granted 340,000 options to employees in individual grants ranging from 10,000 to 200,000 options, with exercise prices ranging from $6.00 to $7.00, vesting over four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $1.1 million and is being amortized on a straight-line basis over the vesting period.

During the quarter ended September 30, 2007, option holders, including those who participated in the private placement described above, exercised 75,127 options and paid the Company exercise proceeds of approximately $151,000.

During the quarter ended December 31, 2007, the Company granted 270,000 options to employees in individual grants ranging from 20,000 to 50,000 options, with exercise prices of $7.00, vesting over four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $1.4 million and is being amortized on a straight-line basis over the vesting period.

Warrants

The Company uses a Black-Scholes option pricing model to estimate the fair value of warrants with the assumptions noted in the following table.

	Year Ended December 31, 2007	August 10, 2006 (Inception) to December 31, 2006
Risk-free interest rate	3.91% - 5.11%	4.57 - 4.87%
Expected life, in years	1.5 - 6.0	1.5 - 5.0
Expected volatility	60% - 96%	60.0%
Dividend yield	0.0%	0.0%

The following table represents warrant activity for the year ended December 31, 2007 and the period from August 10, 2006 (inception) to December 31, 2006:

	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-
Granted	10,453,333	$1.92
Outstanding at December 31, 2006	10,453,333	$1.92
Granted	27,123,310	$3.64
Expired	(5,000)	$3.00
Exercised	(7,071,506)	$4.53
Outstanding at December 31, 2007	30,500,137	$2.85
Exercisable at December 31, 2007	12,329,554	$2.83

At December 31, 2007 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was approximately $69.9 million and $30.9 million, respectively.

At December 31, 2007 there was approximately $27.9 million of unrecognized cost related to non-vested warrants (including approximately $23.7 million of unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed through 2012.

During the quarter ended March 31, 2007, the Company issued 390,000 warrants with exercise prices ranging from $2.00 to $3.25 to consultants for services and 4,166,667 warrants to Showtime, as discussed elsewhere in this footnote. The value of the warrants issued to consultants was calculated as approximately $107,000.

During the quarter ended June 30, 2007, the Company issued 157,000 warrants with exercise prices ranging from $2.00 to $6.00 to consultants for services. The value of the warrants issued to consultants was calculated as approximately $54,000.

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

During the quarter ended September 30, 2007, the Company issued 52,000 warrants with exercise prices ranging from $6.00 to $7.00 to consultants for services. The value of the warrants issued to consultants was calculated as approximately $125,000. The value of these warrants was fully expensed during the quarter ended September 30, 2007 based on the expected service period.

During the quarter ended September 2007, the Company issued a total of 5,357,143 warrants to investors and its placement agent in connection with a private placement. See Private Placement of Common Stock and Warrants aforementioned in this footnote.

During the quarter ended September 30, 2007, investors in the Company’s private placements exercised 3,246,333 warrants on a cashless exercise basis for 2,790,707 shares of common stock. These shares have not yet been issued by the transfer agent.

During the quarter ended December 31, 2007, the Company issued 52,500 warrants with exercise prices of $7.01 to consultants for services. The value of the warrants issued to consultants was calculated as approximately $239,000. The value of these warrants is being expensed over service periods ranging from one to four years.

During the quarter ended December 31, 2007, the Company’s private placement agent exercised 3,571,428 warrants on a cashless exercise basis for 1,847,290 shares of common stock.

Burnett Warrants

Effective June 15, 2007 (and as amended on June 28, 2007), the Company entered into an agreement (the "Series Agreement") with JMBP, Inc. ("MBP"), wholly-owned by Mark Burnett ("Burnett") in connection with a possible television series involving mixed martial arts ("Series"). It is anticipated that, as a condition to involvement in the Series, each of the Series contestants will sign a separate agreement with the Company or an affiliate of the Company for services rendered outside of the Series. MBP will own all rights to the Series. The Company and MBP will jointly exploit the Internet rights in connection with the Series on ProElite.com and other websites controlled by ProElite.com. The Company will be entitled to a share of MBP's Modified Adjusted Gross Proceeds, as defined. Subject to specified exceptions, MBP and Mark Burnett have agreed to exclusivity with respect to mixed martial arts programming. The term of the Agreement extends until the earlier of the end of the term of the license agreement with the broadcaster of the Series (the “License Agreement”) or the failure of MBP to enter into a License Agreement by June 15, 2008.

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

The value of warrants in tranches three through nine was calculated as approximately: $3.7 million (tranche three), $1.8 million (tranche four), $1.8 million (tranche five), $3.6 million (tranche six), $7.2 million (tranche seven), $3.6 million (tranche eight), and $1.8 million (tranche nine) or approximately $23.5 million in aggregate. The values were calculated using a Black-Scholes option pricing model with an expected term of 6 years, expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The Company will begin expensing the value of these tranches once there is a reasonable likelihood of achieving the performance criteria of each tranche (as described above) and would be based on the current values at that time. At December 31, 2007, the Company has recognized no expense related to tranches three through nine.

The Company, Burnett and Santa Monica Capital Partners II LLC, ("SMCP"), one of the Company's shareholders, entered into an Investor Rights Agreement providing certain registration rights with respect to the shares purchasable under the warrants, co-sale rights with SMCP, restrictions on resale and board observation rights.

Note 13    Related Party Transactions

The Company entered into a television production and distribution agreement with Showtime, which is also an investor in the Company. The Company earns revenue from and incurs expenses to Showtime in connection with this agreement. During the year ended December 31, 2007, the Company recorded revenue of approximately $240,000 from the pay-per-view broadcast of the Company’s June 22, 2007 event. During the year ended December 31, 2007, the Company incurred approximately $2.9 million of television production expenses charged by Showtime to the Company. In February 2008, subsequent to year end, the Company and Showtime offset approximately $2 million of the amount due to Showtime and $240,133 of accounts receivable due from Showtime into a note payable of $1,822,086 due on December 15, 2008. The note bears interest at the daily prime rate as published by JPMorganChase bank. Because the note was executed prior to issuance of the financial statements, the amounts due to and from Showtime are offset on the financial statements at December 31, 2007.

The Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to Santa Monica Capital Partners II (“SMCP”) for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. SMCP is a shareholder in the Company and is partially-owned by Directors of the Company. The Company paid $390,000 to SMCP during the year ended December 31, 2007. Additionally, the Company incurred costs of approximately $200,000 for services paid on behalf of SMCP.

The Company engaged Orientations Networks, a company partially-owned by stockholders of the Company, to provide computer programming services. The Company paid approximately $523,000 to Orientations Networks for these services during 2007.

In 2007, the Company engaged in a dual branded advertising and promotion campaign with a company partially-owned by stockholders of the Company. In 2007, the Company paid $40,000 to the related party for this campaign.

The Company used travel and event organizing services provided by a company that was partially-owned by stockholders of the Company. In 2007, the Company paid approximately $135,000 for these services.

In July 2007, the Company co-promoted a live event in the UK with CageRage prior to the Company’s acquisition of CageRage. From the event, the Company recorded revenue of approximately $350,000, expenses of approximately $706,000. Upon the acquisition of CageRage, the net liability payable to CageRage of approximately $356,000 was reclassified an intercompany liability which was eliminated in consolidation.

Note 14 Segment Information

The Company operates and tracks its results in three reportable segments to reflect the manner in which management analyzes performance. The Company does not allocate corporate overhead to segments and as a result, corporate overhead is a reconciling item in the table below. There were no intersegment revenues.

Revenues by reportable segment were as follows:

	Year ended December 31, 2007	Period from August 10, 2007 (inception) to December 31, 2006
Revenues:
Live events - US	$4,701,723	$-
Live events - UK	521,065	-
Website	68,782	-

Total revenues	$5,291,570	$-

Operating loss:
Live events - US	$8,250,151	$205,825
Live events - UK	1,474,636	-
Website	3,506,804	171,329
Corporate	14,352,909	3,567,434

Total operating loss	$27,584,500	$3,944,588

Fixed assets:
US	$1,413,992	$157,733
UK	14,556	-

Total assets	$1,428,548	$157,733

Note 15          Subsequent Events (unaudited)

CBS Entertainment ("CBS") and the Company entered into an agreement dated as of February 22, 2008 (the "Broadcast Agreement") pursuant to which CBS has the right to place an order for four two-hour mixed martial arts fight programs (the "Events") for live broadcast during a period of one year. CBS was also granted four subsequent, consecutive annual options to order four additional two-hour Events and to order Events other than two-hours in length. In addition to the Events, CBS may order derivative type programs based on the Events. CBS will pay to the Company a per event license fee. During the term, subject to limited exceptions, the Company's ProElite and EliteXC brands will be exclusive to CBS in broadcast television and premium cable in the United States (excluding Puerto Rico) and Bermuda.

In connection with the Broadcast Agreement, the Company and Showtime, an affiliate of CBS, entered into a Subscription Agreement dated as of February 22, 2008 pursuant to which the Company agreed to issue two Warrants to Showtime (the "New Warrants") each for the purchase of 2,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The first Warrant vests immediately and is for a term of five years from February 22, 2008. The second Warrant vests in four equal tranches of 500,000 shares with each respective tranche to vest if an Event is broadcast pursuant to the Broadcast Agreement. The term of each tranche is five years from the date that such tranche vests. Pursuant to an Investor Rights Agreement between the Company and Showtime dated as of February 22, 2008, the Company granted to Showtime certain registration rights with respect to the shares issuable upon exercise of the New Warrants, and Showtime agreed that such shares and the New Warrants are subject to certain transfers restrictions until March 5, 2009. The value of the first warrant computed using a Black-Scholes model was approximately $2.3 million and will be charged as an expense to operations in February 2008. The value of the second warrant computed using a Black-Scholes model was approximately $2.4 million and will be charged to operations through the expected dates of broadcasts. Currently, the entire value of this warrant is expected to be charged to operations during 2008.

Pursuant to the Subscription Agreement, effective February 22, 2008, the Company issued the New Warrants to Showtime. Additionally, Showtime exercised part of the warrants previously issued to Showtime in January 2007. The exercise was for an aggregate of 2,000,000 shares of the Company's Common Stock (the "Warrant Shares") resulting in proceeds to the Company of $4,000,000.

Effective March 3, 2008, the Company hired a new Chief Executive Officer (“CEO”). Under the employment agreement with the new CEO, the Company pays an annual salary of $240,000 and granted 1,000,000 options to purchase common stock at an exercise price of $2.00 per share. The options have a five year term, vest monthly over two years and have a change in control provision. The value of these options computed using a Black-Scholes model was approximately $1.2 million and is expected to be charged to operations over two years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROELITE, INC.

Date: April 15, 2008	By:	/s/ Charles Champion
Charles Champion, Chief Executive Officer
(Principal Executive Officer)

And:	/s/ Dale Bolen
Dale Bolen, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

31

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1
Share Exchange Agreement dated as of October 3, 2006 among the Company, Santa Monica Capital Partners II, LLC, Douglas DeLuca, Gary Shaw, Lifelogger, LLC, Pro Camp Enterprises LLC, Jarred Shaw, Hunter World Markets, Inc., and David Ficksman. (1)

4.1	Amendment to Warrant and Related Agreements by and between JMBP, Inc., Mark Burnett and ProElite, Inc. dated June 28, 2007. (3)

4.2	Form of Warrant issued to Mark Burnett on June 15, 2007. (2)

4.3	Form of Investor Warrant dated as of June 29, 2007. (3)

4.4	Form of Registration Rights Agreement dated as of June 29, 2007 between ProElite, Inc. and the Purchasers named therein and Hunter World Markets, Inc. (3)

4.5	Placement Agent Warrant issued to Hunter World Markets, Inc. dated as of June 29, 2007. (3)

4.6	Form of Lock-Up Agreement. (5)

4.7	Form of Vested Warrant issued to CBS Entertainment dated February 22, 2008.

4.8	Form of Broadcast Warrant issued to CBS Entertainment dated February 22, 2008.

10.1	Form of Securities Purchase Agreement dated as of June 29, 2007, by and among ProElite, Inc. and the Purchasers named therein. (3)

10.2	Placement Agent Agreement dated as of June 25, 2007, between ProElite, Inc. and Hunter World Markets, Inc. (3)

10.3	Form of Agreement between Company and Selling Shareholder. (5)

10.4	Waiver and Amendment to Registration Rights Agreement, dated as of June 27, 2007. (4)

10.5	Investment Agreement dated August 24, 2007, by and among ProElite, Inc., Entlian Corporation and CJ Media Inc. (7)

10.6	Purchase Agreement dated September 11, 2007, by and among ProElite, Inc., Belgravia Entertainment International Limited and John Faraday. (6)

10.7	Stock Purchase Agreement dated as of September 11, 2007, by and among ProElite, Inc., King of the Cage, Inc., and the shareholders of King of the Cage. (6)

32

10.8	Employment Agreement dated as of September 11, 2007, by and between ProElite, Inc and Terry Trebilcock. (6)

10.9	Stock Pledge Agreement dated as of September 11, 2007, between ProElite, Inc., as pledgor and Terry Trebilcock and Juliemae Trebilcock, as pledges. (6)

10.10	Asset Purchase Agreement dated as of September 21, 2007, by and among ProElite, Inc., Future Fight Productions, Inc., and the shareholders of Future Fight Productions, Inc.*

10.11	Amendment to Asset Purchase Agreement, dated December 7, 2007, by and among ProElite, Inc., Future Fight Productions, Inc., Thomas Jay Thompson and Odd Haugen.*

10.12	Consulting Agreement, dated December 7, 2007, by and among ProElite, Inc., FFP, Inc. and Thomas Jay Thompson.*

10.13	Subscription Agreement dated as of February 22, 2008 between ProElite, Inc. and Showtime Networks Inc.*

10.14	Investor Rights Amendment dated as of February 22, 2008 between ProElite, Inc. and Showtime Networks Inc.*

10.15	CBS Broadcast Agreement Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with the Company’s registration statement on Form SB-2, originally filed on January 7, 2007 and declared effective on May 14, 2007.

(2)	Previously filed on June 18, 2007 with the current report on Form 8-K.

(3)	Previously filed on July 18, 2007 with the current report on Form 8-K.

(4)	Previously filed on July 16, 2007 with the current report on Form 8-K.

(5)	Previously filed in connection with the Company’s registration statement on Form SB-2, originally filed on August 24, 2007 and declared effective on September 5, 2007.

(6)	Previously filed on September 17, 2007 with the current report on Form 8-K.

(7)	Previously filed on September 21, 2007 with the current report on Form 8-K.

*	Previously filed.

33