Form 10-Q
period 2008-03-31
PROELITE, INC.
filed 2008-05-20
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      To

Commission file number 000-31573

ProElite, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-3161866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Blvd., Suite 1001
Los Angeles, CA 90025
(Address of Principal Executive Offices)
(310) 526-8700
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” or a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          As of May 19, 2008 there were 55,854,724 shares of Common Stock outstanding.

ProElite, Inc.

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

ProElite, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,686,654	$4,427,303
Restricted cash	400,803	277,500
Accounts receivable, net of allowance of $207,500 and $255,901, respectively	1,055,495	338,596
Accounts receivable - Showtime	45,820	-
Prepaid expenses	156,663	133,673
Other current assets	1,014,681	1,077,896
Total current assets	6,360,116	6,254,968
Fixed assets, net	1,369,028	1,428,548
Other assets
Acquired intangible assets, net	8,681,446	9,022,181
Goodwill	6,445,795	6,238,652
Investment in Entlian/SpiritMC	1,732,306	1,848,003
Prepaid distribution costs, net	2,897,479	764,109
Prepaid license fees, net	95,908	111,052
Prepaid services, net	337,778	408,889
Deposits and other assets	148,915	143,915
Total other assets	20,339,627	18,536,801
Total assets	$28,068,771	$26,220,317
Liabilities and Shareholders’ Equity
Current liabilities
Note payable and accrued interest - Showtime	$1,855,757	$1,822,086
Accounts payable	1,259,974	1,531,342
Accrued expenses	632,984	733,638
Accounts payable and accrued expense - Showtime	-	125,000
Future payments due for acquired companies	1,325,000	1,162,500
Other accrued liabilities from predecessor company	346,572	346,572
Other accrued liabilities	31,918	-
Deferred revenue	162,300	-
West Coast settlement	150,000	150,000
Total current liabilities	5,764,505	5,871,138
Deferred rent and lease incentive	154,019	153,309
Total liabilities	5,918,524	6,024,447
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,676,155 and 51,659,488 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5,568	5,166
Common stock to be issued	2,312,470	2,249,997
Additional paid-in-capital	56,864,624	49,404,897
Accumulated other comprehensive income (expense)	15,854	(86,793)
Accumulated deficit	(37,048,269)	(31,377,397)
Total shareholders’ equity	22,150,247	20,195,870
Total liabilities and shareholders’ equity	$28,068,771	$26,220,317

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenue
Live events	$2,974,564	$311,104
Pay per view and television licensing	135,275	-
Showtime	1,200,000	-
Internet	26,464	3,500
Other	119,471	-

Total revenue	4,455,774	314,604

Cost of revenue
Live events	4,027,894	1,509,939
Pay per view and television licensing	24,354	-
Showtime (including non-cash warrant amortization expense of $122,075 and $104,193)	122,075	935,933
Internet	28,902	58,555
Other	39,394	-

Total cost of revenue	4,242,619	2,504,427

Gross profit (loss)	213,155	(2,189,823)

Operating expenses
Marketing	121,025	103,529
Website operations	724,264	415,170
Live events	1,326,123	339,390
General and administrative expenses	3,698,629	1,621,259

Total operating expenses	5,870,041	2,479,348

Operating loss	(5,656,886)	(4,669,171)

Other income
Interest income (expense), net	(13,986)	116,224

Loss before income taxes	(5,670,872)	(4,552,947)

Income taxes	-	-

Net loss	$(5,670,872)	$(4,552,947)

Net loss per share - basic and diluted	$(0.11)	$(0.11)

Weighted average shares outstanding - basic and diluted	52,915,349	42,277,778

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
	Common Stock				Additional	Other		Total
	Issuable		Common Stock		Paid-	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	In Capital	Income (Expense)	Deficit	Equity
Balance at December 31, 2007	278,571	$2,249,997	51,659,488	$5,166	$49,404,897	$(86,793)	$(31,377,397)	$20,195,870

Common stock issuable in connection with acquisitions and for services	39,280	62,473	-	-	-	-	-	62,473
Common stock issued in connection with warrant exercise by Showtime	-	-	2,000,000	200	3,999,800	-	-	4,000,000
Warrant issued to Showtime	-	-	-	-	2,255,446	-	-	2,255,446
Warrants exercised on a cashless basis by private placement investors and placement agent	-	-	2,016,667	202	(202)	-	-	-
Compensation expense for stock options and warrants	-	-	-	-	1,204,683	-	-	1,204,683
Cumulative translation adjustment	-	-	-	-	-	102,647	-	102,647
Net loss	-	-	-	-	-	-	(5,670,872)	(5,670,872)

Balance at March 31, 2008	317,851	$2,312,470	55,676,155	$5,568	$56,864,624	$15,854	$(37,048,269)	$22,150,247

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities
Net loss	$(5,670,872)	$(4,552,947)

Adjustments to reconcile net loss to net cash used in operating activities
Stock and warrant based compensation	1,204,683	462,715
Stock issued for services	17,830	-
Depreciation and amortization	654,084	144,484
Loss in equity interest in Entlian Co.	115,697	-
Change in operating assets and liabilities:
Increase in accounts receivable	(762,719)	(12,250)
(Increase) decrease in prepaid expense and other assets	35,224	(86,595)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(139,756)	1,230,890
Increase in deferred revenue	95,500	250,000
Net cash used in operating activities	(4,450,329)	(2,563,703)

Cash flows from investing activities
Purchase of fixed assets	(45,500)	(584,832)

Net cash used in investing activities	(45,500)	(584,832)

Cash flows from financing activities
Issuance of common stock and warrants for cash	-	5,000,000
Proceeds from exercise of options and warrants	4,000,000
Additional cash pledged as collateral for credit card facility	(123,303)	(75,000)
Payments related to acquisitions	(224,164)	-
Net cash provided by financing activities	3,652,533	4,925,000

Effect of exchange rates	102,647	-

Net increase (decrease) in cash and cash equivalents	(740,649)	1,776,465

Cash and cash equivalents at beginning of period	4,427,303	7,295,825
Cash and cash equivalents at end of period	$3,686,654	$9,072,290

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

In January 2008, the Company recorded 35,714 issuable shares of restricted common stock for an acquisition in 2007 of website related assets. These shares were valued at $44,643, and this amount was recorded in goodwill.

On February 21, 2008, the Company issued 4,000,000 warrants to purchase common stock at $2.00 per share to Showtime Networks in connection with a television distribution agreement with CBS Entertainment. At the grant date, 2,000,000 of these warrants were vested, and the $2.3 million value of the vested warrants was recorded as prepaid distribution costs.

On March 15, 2008, the Company’s placement agent exercised 2,750,000 warrants with a strike price of $2.00 per share on a cashless basis and received 2,016,667 shares of common stock.

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1    Basis of Presentation and Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of ProElite, Inc., a New Jersey company and its subsidiaries (“ProElite” or the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring accruals, which are considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

The Company earns revenue primarily from live event ticket sales, site fees, sponsorship, television license fees and pay per view fees. The Company also earns incidental revenue from merchandise and video sales and from online advertising, subscriptions and online store sales. Ticket sales are managed by third-parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise and video sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship, and television distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur. Website revenue is recognized as advertisements are shown, as subscription terms are fulfilled, and as products are shipped.

Cost of Revenue

Costs related to live events are recognized when the event occurs. Event costs incurred prior to an event are capitalized to prepaid costs and then charged to expense at the time of the event. Costs primarily include: fighter purse, travel, arena costs, television production and amortization of capitalized value of warrants issued to Showtime. Cost of other revenue streams are recognized at the time the related revenues are realized.

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

Advertising Expenses

Advertising is expensed as incurred. Total advertising expense was $315,309 and $162,381 during the quarters ended March 31, 2008 and 2007, respectively.

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

SFAS No. 142 requires goodwill and other indefinite-lived intangible assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. The Company does not believe the goodwill and indefinite-lived intangible assets were impaired at March 31, 2008.

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

Prepaid Distribution Costs

Prepaid distribution costs represent the value of warrants issued to Showtime Networks in November 2006 and January 2007 and to CBS Entertainment in February 2008 in connection with television and pay-per-view distribution agreements. The value of the warrants is being amortized to expense over the three-year term of the distribution agreement with Showtime and at the time of broadcast of the first four events under the CBS agreement.

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

Foreign Currency

The functional currencies of the Company’s international subsidiary and investee are the local currency. The financial statements of the foreign subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Foreign currency transaction gains and losses were insignificant during the period. Foreign currency translation adjustments are shown as other comprehensive income (expense) in the accompanying consolidated balance sheet.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and it had no effect on the Company’s financial position, operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, replacing SFAS 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. Determination of the ultimate effect of this statement will depend on the Company’s acquisitions, if any, subsequent to December 15, 2008.

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

Note 2    Going Concern

The Company has incurred losses from operations and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s business plan calls for expanding the scale of live events and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company had approximately $3.7 million of cash at March 31, 2008, additional financing is needed to maintain operations and to grow the operations to their desired levels over the next 12 months.

The Company is currently seeking additional financing. However, there can be no assurances that it will be able to raise sufficient financing on favorable terms and conditions.

If the Company is unable to raise sufficient financing, it will be required to reduce its expansion programs and dramatically reduce costs by reducing administrative expenses and some lines of business. Such actions would limit its potential for growth. If sufficient additional financing cannot be obtained, the Company may have to curtail or reduce operations. The auditor’s report for the year ended December 31, 2007 states that substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not contain any adjustments that may be required should the Company be unable to continue as an on-going concern.

Note 3    Net Loss Per Share

Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Weighted-average common shares outstanding - basic	52,915,349	42,277,778
Dilutive effect of stock options and warrants	-	-

Weighted-average common shares outstanding - diluted	52,915,349	42,277,778

Net loss per share - basic and diluted	$(0.11)	$(0.11)

The effect of options and warrants (together 35,935,184 and 19,070,000, respectively) on the computation of diluted net loss per share is excluded for the three months ended March 31, 2008 and 2007 because their effect is anti-dilutive.

Note 4    Acquisitions and Investments

King of the Cage

On September 11, 2007, the Company acquired the outstanding capital stock of King of the Cage, Inc. (“KOTC”), a promoter of MMA events primarily in the United States. The acquisition was made in order to increase the Company’s event activity. The total purchase price, not including contingent consideration, was $5.0 million consisting of: $3,250,000 cash paid at closing, $500,000 cash paid in November 2007, 178,571 restricted shares of common stock valued at $1,249,997, or $7 per share that were to be issued in January 2008, plus nominal direct, capitalizable transaction costs. Under the stock purchase agreement, the calculation of the number of common shares to be issued is based upon the quoted market price of the Company’s common stock subject to a maximum per share price of $7.00 and a minimum price of $2.00. In April 2008, the Company issued 178,571 shares at $7.00 per share. Additionally, the Company entered into a five year employment contract with one of the selling shareholders. (See Note 9.)

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

The maximum additional contingent consideration is $3.75 million in cash and $1.25 million in common stock. At March 31, 2008, the Company has accrued a liability of $325,000 for estimated contingent consideration payable.

As security for the contingent consideration, the Company granted the former KOTC shareholders a first priority security interest in the shares of KOTC.

The purchase price was allocated approximately $0.1 million to tangible assets, $1.1 million to amortizable intangible assets, $1.7 million to non-amortizable intangible assets, $0.1 million to liabilities and $2.4 million to goodwill.

For the quarter ended March 31, 2008, KOTC recognized revenue of approximately $500,000 and after expenses, including amortization of approximately $105,000 related to acquired intangible assets, a net loss of approximately $105,000.

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

For the quarter ended March 31, 2008, Cage Rage recognized revenue of approximately $465,000 and after expenses, including amortization of approximately $216,000 related to acquired intangible assets, a net loss of approximately $787,000.

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

The Company allocated purchase prices to amortizable intangible assets of $1.9 million to noncompete agreements (with a weighted average amortization period of 3.9 years), fighter contracts of $1.2 million (with a weighted average amortization period of 2 years), and $0.1 million to distribution contracts (with a weighted average amortization period of 2.4 years). The Company recorded amortization expense of approximately $341,000 related to these intangible assets during the quarter ended March 31, 2008.

Purchase Price Allocations

The purchase price allocations for the acquisitions were based upon discounted expected cash flow models. Valuation methods including relief from royalty, excess earnings/contributory asset charges, lost profits, and with and without competition, were applied to the discounted expected cash flow models to determine the value of the intangible assets acquired. The purchase prices of the acquisitions were then allocated based upon the values of intangible assets calculated and the carrying values of assets and liabilities acquired.

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

The Company acquired approximately 54% of SpiritMC’s common stock. This ownership percentage will dilute down to approximately 32% when SpiritMC’s existing debt facility with a third party mandatorily converts to common stock at any time but no later than January 2010. The Company has one third of the seats on SpiritMC’s Board of Directors, and therefore will not exercise control over SpiritMC. The Company has also determined that it is not the primary beneficiary. As such, the Company accounts for the investment in SpiritMC using the equity method. The Company recorded a charge of approximately $116,000, representing the Company’s share of SpiritMC’s loss for the quarter ended March 31, 2008.

Note 5    Other Current Assets

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

Note 6    Fixed Assets, Net

Fixed assets, net consisted of the following:

	March 31, 2008	December 31, 2007

Computer, office and video production equipment	$563,823	$514,114
Transportation equipment	17,500	-
Furniture and fixtures	340,717	337,629
Live event set costs	172,737	56,000
Leasehold improvements	232,835	231,335
Computer software	73,247	63,482
Internet domain names	29,320	24,933
Website development costs	349,976	349,976
	1,780,155	1,577,469
Accumulated depreciation and amortization	(411,127)	(246,538)
	$1,369,028	$1,330,931

Note 7    Liabilities

Note Payable - Showtime

The Company earned revenue from and incurred expenses to Showtime in connection with the television distribution agreement. During the year ended December 31, 2007, the Company recorded revenue of approximately $240,000 from the pay-per-view broadcast of the Company’s June 22, 2007 event. During the year ended December 31, 2007, the Company incurred approximately $2.9 million of television production expenses charged by Showtime to the Company. In February 2008, the Company and Showtime offset approximately $2 million of the amount due to Showtime and $240,133 of accounts receivable due from Showtime into a note payable of $1,822,086 due on December 15, 2008. The note bears interest at the daily prime rate as published by JPMorganChase bank.

Other Accrued Liabilities

In connection with the reverse merger of the Company and the predecessor registrant, the Company assumed accounts payable of approximately $210,000 and notes payable of approximately $137,000, which existed at the time the predecessor registrant ceased operations. These liability balances remained unchanged from the date of the reverse merger.

Note 8    Income Taxes

As a result of the Company’s losses, no income taxes were due for the three months ended March 31, 2008 and 2007. The provision for income taxes was offset by an increase in the deferred tax asset valuation allowance.

As of January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption on FIN 48 did not have an effect on the Company’s consolidated financial statements. The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is zero based on the fact that the Company currently has a full reserve against its unrecognized tax benefits.

Current income taxes (benefits) are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company had a full valuation allowance against deferred tax assets at March 31, 2008.

At March 31, 2008, the Company had net operating loss carryforwards of approximately $25.1 million for federal tax purposes, expiring through 2028. In addition, the Company had net operating loss carryforwards of approximately $25.1 million for state tax purposes, which expire through 2018. However, a change in ownership could result in an “ownership change” under Internal Revenue Code Section 382 which restricts the ability of a corporation to utilize existing net operating losses. The Company also had net operating loss carryforwards of approximately $2.3 million for UK tax purposes that had been accumulated since acquisition of CageRage.

The Company is subject to Federal and state tax in the United States and tax in the United Kingdom. The tax years 2006 and 2007 of the parent company remain open to examination by the major taxing jurisdictions to which the Company is subject. The acquired subsidiaries may have earlier years subject to examination. The Company is not currently under examination by any tax authorities.

Note 9    Commitments

The Company’s lease agreement for office space specifies monthly payments starting at $25,176 and increasing to $36,472, and the lease expires on July 31, 2012. The Company also leases additional office space requiring monthly payments of approximately $2,600 through 2017. Future minimum annual payments due under these leases are as follows:

Year ending December 31,	Amount
2008	$414,000
2009	429,000
2010	445,000
2011	462,000
2012	286,000
Thereafter	142,000
$2,178,000

The Company incurred rent expense of $104,755 and $48,581, respectively for the quarter ended March 31, 2008 and 2007, respectively.

The Company has contracts with vendors, including a live events venue. The minimum annual payments under these contracts are approximately $716,000, and $54,000 in the years ending December 31, 2008 and 2009, respectively.

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

Note 10    Litigation and Potential Claims

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

West Coast filed a civil action against Frank “Shamrock” Juarez (“Shamrock”) on January 23, 2007, and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability of $150,000 has been accrued at March 31, 2007.

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

Note 11    Shareholders’ Equity

CBS Entertainment

In connection with a television distribution agreement, the Company and Showtime, an affiliate of CBS, entered into a Subscription Agreement dated as of February 22, 2008 pursuant to which the Company agreed to issue two Warrants to Showtime (the "New Warrants") each for the purchase of 2,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The first Warrant vests immediately and is for a term of five years from February 22, 2008. The second Warrant vests in four equal tranches of 500,000 shares with each respective tranche to vest if an Event is broadcast pursuant to the Broadcast Agreement. The term of each tranche is five years from the date that such tranche vests. Pursuant to an Investor Rights Agreement between the Company and Showtime dated as of February 22, 2008, the Company granted to Showtime certain registration rights with respect to the shares issuable upon exercise of the New Warrants, and Showtime agreed that such shares and the New Warrants are subject to certain transfers restrictions until March 5, 2009. The value of the first warrant computed using a Black-Scholes model was approximately $2.3 million and is expected to be charged as an expense to operations on the dates of the first four broadcasts under the television distribution agreement. The value of the second warrant computed using a Black-Scholes model was approximately $2.5 million and will be charged to operations, if an event is broadcast pursuant to the Broadcast Agreement, on the dates of the first four broadcasts under the television distribution agreement.

Additionally, Showtime exercised part of the warrants previously issued to Showtime in January 2007. The exercise was for an aggregate of 2,000,000 shares of the Company's Common Stock (the "Warrant Shares") resulting in proceeds to the Company of $4,000,000.

Stock-Based Compensation

The Company adopted its 2006 Stock Option Plan and amended the plan in 2007, reserving a total of 8,000,000 shares. The plan provides for the issuance of statutory and non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options granted under the plan generally vest quarterly over four years and have a life of 10 years. As of March 31, 2008, options to purchase 5,943,464 shares of common stock had been granted under the plan.

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the quarters ended March 31, 2008 and 2007, the Company incurred approximately $0.5 million and $0.3 million, respectively, of expense related to stock based compensation under this plan and approximately $0.5 million and $0.1 million respectively, of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Black-Scholes Model:
Risk-free interest rate	1.84% - 3.41%	4.50 - 4.84%
Expected life, in years	3.0 - 6.0	6.5
Expected volatility	96.0%	60.0%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the three months ended March 31, 2008:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	4,875,859	$2.77
Granted	1,260,000	$2.29
Forfeited	(192,396)	$2.91
Exercised	-	$-
Outstanding at March 31, 2008	5,943,463	$2.66
Exercisable at March 31, 2008	1,999,193	$2.30

At March 31, 2008 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was approximately zero and zero, respectively. The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2008 and 2007 was $1.50 and $0.60, respectively. The weighted-average remaining life of outstanding and exercisable options at March 31, 2008 was 8.12 years and 8.45 years, respectively.

At March 31, 2008 there was approximately $5.0 million of unrecognized compensation cost related to non-vested options, which is being expensed through 2011.

During the quarter ended March 31, 2008, the Company granted 1,260,000 options to employees in an individual grants ranging from 10,000 to 1,000,000 options. The options have exercise prices ranging from $2.00 to $7.01, vest over two or four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $1.8 million and is being amortized on a straight-line basis over the vesting period.

Warrants

The Company uses a Black-Scholes option pricing model to estimate the fair value of warrants with the assumptions noted in the following table.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	2.11% - 2.23%	4.48 - 4.78%
Expected life, in years	2.5 – 3.1	5.0
Expected volatility	96%	60.0%
Dividend yield	0.0%	0.0%

The following table represents warrant activity for the three months ended March 31, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	30,500,137	$2.85
Granted	4,289,500	2.32
Expired	(47,917)	4.96
Exercised	(4,750,000)	2.00
Outstanding at March 31, 2008	29,991,720	$2.90
Exercisable at March 31, 2008	10,000,554	$3.16

At March 31, 2008 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was approximately $0.8 million and $0.8 million, respectively. The weighted-average remaining life of outstanding and exercisable warrants at March 31, 2008 was 4.9 years and 4.6 years, respectively.

At March 31, 2008 there was approximately $30.3 million of unrecognized cost related to non-vested warrants (including approximately $23.5 million of unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed through 2012.

During the quarter ended March 31, 2008, the Company issued 4,000,000 warrants with exercise prices of $2.00 to Showtime, as discussed above. Also during the quarter ended March 31, 2008, the Company’s placement agent for prior financings exercised on a cashless basis 2.75 million warrants at $2.00 per share for 2,016,667 shares of common stock.

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

Note 12    Related Party Transactions

The Company earns revenue from and incurs expenses to Showtime in connection with a television production and distribution agreement. During the quarters ended March 31, 2008 and 2007, the Company recorded revenue of $1.2 million and $0, respectively, for television license fees. During the quarters ended March 31, 2008 and 2007, the Company incurred approximately $0.1 million and $0.9 million of television production expenses charged by Showtime to the Company. These television production expenses included $0.1 million and $0.1 million of non-cash amortization of prepaid distribution costs for the quarters ended March 31, 2008 and 2007, respectively.

The Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to Santa Monica Capital Partners II (“SMCP”) for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. The Company paid $90,000 to SMCP for this monthly fee during the three months ended March 31, 2008. Additionally, the Company incurred costs of approximately $28,000 for free services to SMCP.

Item 2. Management’s Discussion and Analysis of Operations.

Forward Looking and Cautionary Statements

This Form 10-Q contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB.

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

In 2007, we accomplished the following strategic objectives:

•	Acquired well-regarded MMA live event brands throughout the world:

•	King of the Cage, Inc., a promoter of live MMA events, that has historically produced in excess of 20 events per year.

•	Mixed Martial Arts Promotions, Ltd. and Mixed Martial Arts Productions, Ltd. (together “CageRage”), a UK-based promoter of live MMA events.

•	The assets of Future Fight Promotions, Inc., a Hawaii-based promoter of live MMA events.

•	Invested in Entlian Co., a Korea-based promoter of live MMA events.

•	Launched our social-networking MMA community website, www.proelite.com.

Results of Operations

For the three months ended March 31, 2008.

Revenue

Revenue from live events, consisting primarily of ticket sales, site fees and sponsorship, was $2,974,564 for the three months ended March 31, 2008 compared to $311,104 for the three months ended March 31, 2007. The increase was due to higher operating activity in the first quarter of 2008 compared to the first quarter of 2007 when the Company commenced operations. The Company’s EliteXC subsidiary earned revenue of $2,575,978 from promoting five events in the first quarter of 2008 compared to one event in the first quarter of 2007. Also, the Company’s King of the Cage and Cage Rage subsidiaries, which were acquired in September 2007, earned live event revenues of $402,764 and $247,895, respectively.

Revenue from pay-per-view programming (PPV) and television licensing (excluding Showtime) was $135,275 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007. Additionally, the Company began earning television license fees in 2008 under the distribution agreement with Showtime. In 2007, the Company earned no television license fees from Showtime. In the first quarter of 2008, the Company received television license fees of $1,200,000 from Showtime.

Revenue from our website was $26,464 for the three months ended March 31, 2008 compared to $3,500 for the three months ended March 31, 2007. This revenue consisted primarily of online advertising, online store sales and video subscriptions.

Other revenues, which includes DVD sales and fees for licensing fighters under contract, was $119,471 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007. The increase was due to the Company releasing its first DVD titles for sale during the quarter ended March 31, 2008 and to the acquisition of King of the Cage, which had DVD distribution agreements in place at acquisition.

Cost of revenue

Cost of revenue for live event production was $4,027,894 for the three months ended March 31, 2008 compared to $1,509,939 for the three months ended March 31, 2007. Live event production costs increased primarily due to our EliteXC subsidiary promoting five events in the first quarter of 2008 compared to one in the first quarter of 2007. Live event production costs consist principally of fighters purses, production of “Barker shows” (i.e., event-specific promotional videos), arena rental and related expenses, event-specific marketing expenses (e.g., Internet, radio and television advertising, posters and street teams), and travel. Additionally, we incurred related-party production costs from Showtime of $122,075 in 2008, which consisted entirely of non-cash amortization of prepaid distribution costs, and $935,933, which included $104,193 of non-cash amortization of prepaid distribution costs, in 2007 for television production. The decrease in television production costs payable to Showtime was a result of the terms of the distribution agreement with Showtime. This agreement called for the Company to pay production expenses in 2007 but not in 2008. We expect cost of revenue for live events will increase in 2008 as we promote more events. However, we expect television production costs payable Showtime to decrease in 2008 in accordance with the terms of the distribution agreement.

Cost of revenue for our website was $28,902 for three months ended March 31, 2008 compared to $58,555 for the three months ended March 31, 2007 and consisted primarily of merchandise sold through our online store and Internet streaming expenses.

Marketing expenses

Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $121,025 for the quarter ended March 31, 2008 compared to $103,529 for the quarter ended March 31, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate sales and marketing expenses to increase as we promote our Company and brands.

Website operations

Website operations expenses were $724,264 for the three months ended March 31, 2008 compared to $415,170 for the three months ended March 31, 2007. The increase was due primarily to hiring employees and consultants to develop and maintain our website and conduct business development activities.

Fight operations

Fight operations expenses for promotion of our live events were $1,326,123 for the three months ended March 31, 2008 compared to $339,390 for the three months ended March 31, 2007. Fight operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events, travel and fighter recruiting and signing bonuses. The increase was primarily the result of higher staffing levels in 2008 due to operations starting and to acquisitions in late 2007.

In 2008, we expect expenses related to our fight operations to increase due to higher average staffing levels than 2007, increased fighter signing bonuses and recruiting, and inclusion of a full year of operations of companies acquired in late 2007.

General and administrative expenses

General and administrative expenses were $3,698,629 for the three months ended March 31, 2008 compared to $1,621,259 for the three months ended March 31, 2007. The increase was primarily related to increased option and warrant grants resulting in non-cash, stock-based compensation expense of approximately $1.2 million in 2008 versus approximately $0.5 million in 2007. We also incurred higher non-cash depreciation and amortization expenses of approximately $0.7 million in 2008 versus $0.1 million in 2007 due to capital expenditures and to amortization of capitalized values of warrants and common stock issued for prepaid services. The increase in general and administrative expenses was also due to higher employee head count resulting in wages of approximately $0.8 million in 2008 versus $0.3 million in 2007.

In January 2008, management began cost reductions through a reduction of staff. We expect annualized savings from this reduction of approximately $1 million. However, we expect 2008 general and administrative expenses will increase over 2007 primarily due to higher average staffing levels.

Liquidity and Capital Resources

Net cash used in operating activities was $4,450,329 during the three months ended March 31, 2008 compared to $2,563,703 during the three months ended March 31, 2007. The use of cash was primarily the result of a net loss in the quarter ended March 31, 2008. The Company is currently working to improve event profitability and decrease overhead. The loss incurred in the quarter ended March 31, 2007 resulted from the Company devoting resources to building its brands and pursuing longer-term strategic goals in advance of related revenues.

Net cash used in investing activities was $45,500 during the three months ended March 31, 2008 compared to $584,832 during the three months ended March 31, 2007. The decrease was due to less need for capital expenditures in the current quarter compared to the prior when the Company was developing its social networking website.

Net cash provided by financing activities was $3,652,533 during the three months ended March 31, 2008 compared to $4,925,000 during the three months ended March 31, 2007. In the quarter ended March 31, 2008, the Company received $4.0 million from Showtime from the exercise of 2.0 million warrants at $2.00 per share. In the quarter ended March 31, 2007, the Company received $5.0 million from Showtime for the issuance of 5 million shares of common stock and 6.7 million warrants exercisable at $2.00 per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In evaluating our internal controls as of December 31, 2007, our auditors noted several material weaknesses and a significant deficiency which we are working to address. The material weaknesses noted were: (1) The Company’s accounting records, policies and procedures were not adequately maintained or documented, and the accounting department did not have sufficient technical accounting knowledge. (2) Due to a lack of resources, the Company did not analyze financial and operating results in a timely manner, including spending by management and other officers. Additionally, the Company did not proactively review the legal contracts entered into for financial implications. (3) Departments did not always work in a cohesive manner, particularly in regards to required disclosures, due diligence and acquisitions, and grants of options and warrants. (4) A portion of the Company’s expenditures for live events are paid by and reimbursed to an executive/director in advance of review and approval of the charges. (5) The Company’s executives, directors and shareholders have business relationships requiring them to advise, manage and/or provide services to other businesses. The Company has engaged in transactions with some of these businesses. Due to the wide-ranging network of contacts and business relationships of our executives, directors and shareholders, the Company was not always able to devote sufficient resources to identify, monitor and report all transactions with such businesses in a timely manner. (6) The Company did not have an active audit committee.

(b) Changes in internal controls. The Company has continued taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We have been and are actively working to eliminate the internal control weaknesses noted by taking the following measures: We are working to bring all accounting and record maintenance in-house and creating centralized, on-site document repositories; We hired personnel in the accounting department with technical accounting and financial reporting experience suitable for a public company. Additionally, we also hired personnel in our legal department; We have implemented Microsoft Dynamics/Great Plains accounting software;
We are formally documenting Company policies and procedures; We are implementing a purchase order and approval system and system of managerial approval prior to disbursement of funds; We have implemented reviews of budget and actual results by department managers; In order to improve communication throughout the Company and to identify transactions that may require disclosure, we implemented twice weekly meetings of department heads to communicate financial results and operational activities; We have added new Directors to our Board and Audit Committee.

As noted above, there were changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected our internal controls over financial reporting. It is expected that implementation of the above described remediation steps will have a significant impact on enhancing our internal control over financial reporting during 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None. There have been no material developments since the date of our previously filed annual report.

Item 1A. Risk Factors.

Not applicable.

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

Date: May 20, 2008	PROELITE, INC.

	By:	/s/ Charles Champion
Charles Champion, Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Dale Bolen
Dale Bolen, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.