Form 10-Q
period 2008-06-30
PROELITE, INC.
filed 2008-08-19
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” or a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          As of August 9, 2008 there were 55,854,726 shares of Common Stock outstanding.

ProElite, Inc.

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

ProElite, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,460,239	$4,427,303
Restricted cash	405,817	277,500
Accounts receivable, net of allowance of $150,000 and $255,900, respectively	340,589	338,596
Accounts receivable - Showtime, CBS	430,000	-
Prepaid expenses	633,598	133,673
Other current assets	72,182	1,077,896
Total current assets	5,342,425	6,254,968
Fixed assets, net	1,312,356	1,428,548
Other assets
Acquired intangible assets, net	5,284,618	9,022,181
Goodwill	285,933	6,238,652
Investment in Entlian/SpiritMC	1,654,894	1,848,003
Prepaid distribution costs, net	555,723	764,109
Prepaid license fees, net	80,764	111,052
Prepaid services, net	302,221	408,889
Deposits and other assets	206,415	143,915
Total other assets	8,370,568	18,536,801
Total assets	$15,025,349	$26,220,317
Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and accrued interest - Showtime	$4,769,303	$1,822,086
Accounts payable	1,583,516	1,531,342
Accrued expenses	581,493	733,638
Accounts payable and accrued expense - Showtime, CBS	585,935	125,000
Future payments due for acquired companies	1,487,500	1,162,500
Accrued liabilities from predecessor company	346,572	346,572
Other accrued liabilities	12,924	-
Deferred revenue	45,046	-
West Coast settlement	150,000	150,000
Total current liabilities	9,562,289	5,871,138
Deferred rent and lease incentive	153,483	153,309
Total liabilities	9,715,772	6,024,447
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,854,726 and 51,659,488 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,586	5,166
Common stock to be issued	1,062,473	2,249,997
Additional paid-in-capital	59,977,936	49,404,897
Accumulated other comprehensive income (expense)	31,215	(86,793)
Accumulated deficit	(55,767,633)	(31,377,397)
Total shareholders’ equity	5,309,577	20,195,870
Total liabilities and shareholders’ equity	$15,025,349	$26,220,317

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue
Live events	$2,027,351	$1,488,558	$5,084,790	$1,799,661
Pay per view and television licensing	178,866	10,858	314,141	10,858
Showtime, CBS	925,000	410,856	2,125,000	410,856
Internet	208,991	16,963	235,454	20,463
Other	346,442	-	465,912	-

Total revenue	3,686,650	1,927,235	8,225,297	2,241,838

Cost of revenue
Live events	2,865,002	2,495,618	7,013,024	3,402,308
Pay per view and television licensing	17,425	-	41,779	-
Showtime, CBS	500,000	1,127,060	500,000	2,460,835
Non-cash amortization of prepaid distribution costs and expense for vesting warrants - Showtime, CBS	3,183,562	-	3,305,637	-
Internet	34,237	53,259	63,138	111,814
Other	83,471	-	91,826	-

Total cost of revenue	6,683,697	3,675,937	11,015,404	5,974,957

Gross loss	(2,997,047)	(1,748,702)	(2,790,107)	(3,733,119)

Operating expenses
Marketing	107,713	165,544	206,878	269,438
Website operations	666,201	772,008	1,390,464	1,187,167
Live events	1,381,590	395,609	2,722,882	731,558
General and administrative expenses	3,247,118	4,394,153	6,945,746	6,223,907
Impairment and other charges	10,292,139	-	10,292,139	-

Total operating expenses	15,694,761	5,727,314	21,558,109	8,412,070

Operating loss	(18,691,808)	(7,476,016)	(24,348,216)	(12,145,189)

Other income (expense)
Interest income (expense), net	(27,556)	82,816	(42,020)	199,041

Loss before income taxes	(18,719,364)	(7,393,200)	(24,390,236)	(11,946,148)

Income taxes	-	-	-	-

Net loss	$(18,719,364)	$(7,393,200)	$(24,390,236)	$(11,946,148)

Net loss per share - basic and diluted	$(0.34)	$(0.17)	$(0.43)	$(0.28)

Weighted average shares outstanding - basic and diluted	55,814,726	42,838,150	54,365,037	42,559,512

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
	Common Stock				Additional	Other Comprehensive		Total
	Issuable		Common Stock		Paid-	Income	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	In Capital	(Expense)	Deficit	Equity
Balance at December 31, 2007	278,571	$2,249,997	51,659,488	$5,166	$49,404,897	$(86,793)	$(31,377,397)	$20,195,870

Common stock issuable in connection with website acquisition and for services	39,280	62,473	-	-	-	-	-	62,473
Issuance of common stock related to King of the Cage acquisition	(178,571)	(1,249,997)	178,571	18	1,249,979	-	-	-
Common stock issued in connection with warrant exercise by Showtime	-	-	2,000,000	200	3,999,800	-	-	4,000,000
Warrant issued to CBS for distribution agreement	-	-	-	-	2,255,446	-	-	2,255,446
Warrant issued to Showtime in connection with note payable	-	-	-	-	149,040	-	-	149,040
Warrants exercised on a cashless basis by private placement investors and placement agent	-	-	2,016,667	202	(202)	-	-	-
Compensation expense for stock options and warrants	-	-	-	-	2,336,201	-	-	2, 336,201
Expense for vesting of CBS broadcast warrant tranche 1	-	-	-	-	582,775	-	-	582,775
Cumulative translation adjustment	-	-	-	-	-	118,008	-	118,008
Net loss	-	-	-	-	-	-	(24,390,236)	(24,390,236)
Balance at June 30, 2008	139,280	$1,062,473	55,854,726	$5,586	$59,977,936	$31,215	$(55,767,633)	$5,309,577

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net loss	$(24,390,236)	$(11,946,148)

Adjustments to reconcile net loss to net cash used in operating activities
Stock and warrant based compensation	2,918,977	3,379,801
Stock issued for services	17,831	-
Impairment and other charges	10,292,139	-
Depreciation and amortization	3,526,660	419,580
Loss in equity interest in Entlian Corp.	193,109	-
Provision for uncollectible accounts	71,758	13,000
Abandonment of equipment	-	212,300
Amortization of deferred financing costs	29,544	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(503,751)	(1,386,875)
(Increase) decrease in prepaid expense and other assets	(412,897)	(33,358)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	689,240	2,322,816
Increase in deferred revenue	(21,754)	-
Net cash used in operating activities	(7,589,380)	(7,018,884)

Cash flows from investing activities
Purchase of fixed assets	(128,211)	(1,083,163)

Net cash used in investing activities	(128,211)	(1,083,163)

Cash flows from financing activities
Proceeds from issuance of note payable - Showtime, net of issuance costs	2,985,000	-
Issuance of common stock and warrants for cash - Showtime	-	5,000,000
Proceeds from exercise of options and warrants - Showtime	4,000,000
Cash pledged as collateral for credit card facility	(128,317)	(240,000)
Payments related to acquisitions	(224,164)	-
Net cash provided by financing activities	6,632,519	4,760,000

Effect of exchange rates	118,008	-

Net decrease in cash and cash equivalents	(967,064)	(3,342,047)

Cash and cash equivalents at beginning of period	4,427,303	7,295,825
Cash and cash equivalents at end of period	$3,460,239	$3,953,778

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

In January 2008, the Company recorded 35,714 issuable shares of restricted common stock for an acquisition of website-related assets. These shares were valued at $44,643, and this amount was recorded in goodwill.

On February 21, 2008, the Company issued 4,000,000 warrants to purchase common stock at $2.00 per share to Showtime in connection with a television distribution agreement with CBS Entertainment. At the grant date, 2,000,000 of these warrants were vested, and the $2.3 million value of the vested warrants was recorded as prepaid distribution costs.

On March 15, 2008, the Company’s placement agent exercised 2,750,000 warrants with a strike price of $2.00 per share on a cashless basis and received 2,016,667 shares of common stock.

On June 18, 2008, the Company issued to Showtime for proceeds of $3.0 million a note payable with a face value of $3.5 million and a warrant to purchase 100,000 shares of common stock at $0.01 per share. The $0.5 million discount from the face value of the note payable and the $149,040 value of the warrants issued will be accreted into the note liability balance over the term of the note.

During the six months ended June 30, 2008, the Company accrued a liability of $325,000 for contingent consideration related to the KOTC acquisition.

During the six months ended June 30, 2008, the Company issued 178,571 shares of common stock, previously recorded as common stock issuable, related to the KOTC acquisition.

In June 2008, the Company recorded in deferred financing costs $45,000 of accrued legal fees.

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

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of ProElite and its wholly-owned subsidiaries since formation or acquisition of these entities. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for its investment in Entlian Corp. in which ProElite has significant influence; this represents common stock ownership of at least 20% and not more than 50% (see Note 4).

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

The Company earns revenue primarily from live event ticket sales, site fees, sponsorship, television license fees and pay per view fees. The Company also earns incidental revenue from merchandise and video sales and from online advertising, subscriptions and online store sales. Ticket sales are managed by third parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise and video sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship and television distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur. Website revenue is recognized as advertisements are shown, as subscription terms are fulfilled, and as products are shipped.

Cost of Revenue

Costs related to live events are recognized when the event occurs. Event costs incurred prior to an event are capitalized to prepaid costs and then charged to expense at the time of the event. Costs primarily include: fighter purses, travel, arena costs, television production and amortization of capitalized value of warrants issued to Showtime. Cost of other revenue streams are recognized at the time the related revenues are realized.

Significant Estimates for Events

The Company is required to estimate significant components of live event revenues and costs because actual amounts may not become available until one or more months after an event date. Pay-per-view revenue is estimated based upon projected sales of pay-per-view presentations. These projections are based upon information provided from distribution partners. The amount of final pay-per-view sales is determined after intermediary pay-per-view distributors have completed their billing cycles. The television production costs of live events are based upon the television distribution agreements with Showtime and CBS, event-specific production and marketing budgets and historical experience. Should actual results differ from estimated amounts, a charge or benefit to the statement of operations would be recorded in a future period.

Advertising Expenses

Advertising is expensed as incurred. Total advertising expense was $764,827 and $464,825 during the six months ended June 30, 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable relate principally to amounts due from television networks for license fees and pay-per-view presentations and from live event venues for ticket sales. Amounts due for pay-per-view programming are based primarily upon estimated sales of pay-per-view presentations and are adjusted to actual after intermediary pay-per-view distributors have completed their billing cycles. If actual sales differ significantly from the estimated sales, the Company records an adjustment to sales. Accounts receivable from foreign television distribution is generally based upon contracted fees per event or showing. Accounts receivable from venues for ticket sales to live events are generally received within 30 days of an event date.

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

SFAS No. 142 requires goodwill and other indefinite-lived intangible assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. At June 30, 2008, the Company modified its operating plan for its Cage Rage subsidiary, due to its recent operating performance, and as a result recorded a charge of approximately $5.2 million to reduce the carrying value of goodwill and acquired intangible assets to their estimated fair values. Additionally, as of June 30, 2008, management assessed the financial performance of and market conditions affecting its ICON and King of the Cage acquisitions. Management evaluated recent adverse economic trends in the Hawaii market and as a result recorded an impairment of approximately $1.8 million to reduce goodwill and acquired intangible assets from the ICON acquisition to estimated realizable value. Management also evaluated industry trends, including increasing fighter purses and higher than anticipated promotion expenses in the Company’s King of the Cage subsidiary. Based upon this analysis, the Company recorded an impairment charge of approximately $2.4 million to reduce goodwill related to the King of the Cage to estimated fair value.

Maintaining the goodwill and indefinite-lived intangible assets is predicated upon the Company executing the revised operating plan for Cage Rage and improving profitability of the other acquisitions. If the Company does not execute successfully against these plans, it may record non-cash charges to operations in future periods to reduce the amount of goodwill and indefinite-lived intangible assets.

Prepaid Distribution Costs

Prepaid distribution costs represent the value of warrants issued to Showtime Networks, Inc. (“Showtime”) in November 2006, January 2007 and February 2008 in connection with television and pay-per-view distribution agreements with Showtime and CBS Corp. (“CBS”). Showtime and CBS are related parties. The value of the warrants issued in 2006 and 2007 is being amortized to cost of revenue over the three-year term of the distribution agreement with Showtime.

As of June 30, 2008, management determined the warrants issued in 2008 in connection with the CBS distribution agreement had no future value as the likelihood of realizing gross profit on the CBS events was remote. Therefore, the entire $2.3 million value of these warrants was charged to cost of revenue during the three months ended June 30, 2008.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, replacing SFAS 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. Determination of the ultimate effect of this statement will depend on the Company’s acquisitions, if any, subsequent to December 31, 2008.

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

Note 2    Going Concern

The Company has incurred losses from operations and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s business plan calls for expanding the scale of live events, including pay per view, and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company had approximately $3.5 million of cash at June 30, 2008, the Company continues to expend more cash than it brings in through operations.

The Company is actively negotiating to consummate a financing of approximately $3.5 million in secured debt (with a funded amount of $3.0 million after an original issue discount of $0.5 million) and believes a successful closing is reasonably likely, but there is no assurance that it will be successful in doing so at all or on a timely basis. Any such failure to obtain financing in the immediate future would have a material adverse effect on the Company’s liquidity and capital resources and ability to continue as a going concern.

Even if the Company successfully closes on the debt financing referred to above, it expects that its capital resources would be sufficient only until the end of the year, and only if the Company makes significant reductions in or cessation of operations and expenditures before the end of the year, including dramatically reducing costs by reducing administrative expenses and some lines of business. Such actions would limit our potential for growth and could materially adversely affect the Company’s business and prospects.

To address its liquidity needs beyond the immediate period, the Company is actively seeking additional financing beyond the $3.0 million referred to above to enable the Company to execute its operating plans without significant reductions in operations, but there is no assurance as to whether any such financing will be available on reasonable terms or at all.

The auditor's opinion contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 states substantial doubt exists about our ability to continue as a going concern. The financial statements in this Quarterly Report on Form 10-Q do not contain any adjustments that may be required should we be unable to continue as a going concern.

Note 3    Net Loss Per Share

Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Weighted-average common shares outstanding - basic	55,814,726	42,838,150	54,365,037	42,559,512
Dilutive effect of stock options and warrants	-	-	-	-

Weighted-average common shares outstanding - diluted	55,814,726	42,838,150	54,365,037	42,559,512

Net loss per share - basic and diluted	$(0.34)	$(0.17)	$(0.45)	$(0.28)

The effect of the following options and warrants on the computation of diluted net loss per share is excluded because their effect is anti-dilutive:

	For the Three and Six Month Periods ended
	June 30, 2008	June 30, 2007
Options	5,281,797	4,330,729
Warrants	30,391,720	31,935,000

Note 4    Acquisitions and Investments

King of the Cage

On September 11, 2007, the Company acquired the outstanding capital stock of King of the Cage, Inc. (“KOTC”), a promoter of MMA events primarily in the United States. The acquisition was made in order to increase the Company’s event activity. The total purchase price, not including contingent consideration, was $5.0 million consisting of: $3,250,000 cash paid at closing, $500,000 cash paid in November 2007, 178,571 restricted shares of common stock valued at $1,249,997, or $7 per share that were issued in April 2008, plus nominal direct, capitalizable transaction costs. Under the stock purchase agreement, the calculation of the number of common shares to be issued is based upon the quoted market price of the Company’s common stock subject to a maximum per share price of $7.00 and a minimum price of $2.00. Additionally, the Company entered into a five year employment contract with one of the selling shareholders. (See Note 9.)

The stock purchase agreement also calls for contingent consideration to be paid annually if certain operating results are achieved by KOTC over five years. Contingent consideration performance thresholds and payment amounts are as follows:

	Performance Thresholds		Annual Contingent Consideration Payable
Years Ending September 11,	Number of Live Events Produced per Year	Annual EBITDA (as defined in Stock Purchase Agreement)	Cash	Common Stock
2008 to 2012	15	n/a	$500,000	$-
2008 to 2012	22	n/a	$75,000	$75,000
2008 to 2012	22	Increasing from $700,000 to $1,500,000	$175,000	$175,000

The maximum additional contingent consideration is $3.75 million in cash and $1.25 million in common stock. At June 30, 2008, the Company had accrued a liability of $325,000 for estimated contingent consideration payable, which is due in September 2008.

As security for the contingent consideration, the Company granted the former KOTC shareholders a first priority security interest in the shares of KOTC.

The purchase price was allocated approximately $0.1 million to tangible assets, $1.1 million to amortizable intangible assets, $1.7 million to non-amortizable intangible assets, $0.1 million to liabilities and $2.4 million to goodwill.

In the quarter ended June 30, 2008, the Company recorded a goodwill impairment charge of approximately $2.4 million to reduce the carrying value of goodwill from the KOTC acquisition to their estimated fair value. Management determined the impairment charge was needed as a result of industry trends, particularly increasing fighter purses, that caused KOTC’s financial performance to be less than projected when KOTC was acquired in September 2007. The maintenance of the remaining goodwill and acquired intangible assets is predicated upon improving the profitability of KOTC. If future financial results are less than anticipated, the Company may record additional impairment charges.

For the three and six months ended June 30, 2008, respectively, KOTC recognized revenue of approximately $527,000 and $1,027,000 and after expenses, including amortization of approximately $105,000 and $209,000 related to acquired intangible assets and a goodwill impairment charge of approximately $2.4 million in the quarter ended June 30, 2008 as discussed above, a net loss of approximately $2.5 million and $2.6 million.

Cage Rage

On September 12, 2007, the Company acquired the outstanding capital stock of two entities that promote MMA events: Mixed Martial Arts Promotions Limited, a British domiciled company (“MMAP”), and Mixed Martial Arts Productions Limited, a British domiciled company (“MMAD”) (collectively “Cage Rage”). The acquisition gives the Company an event promotion business in the United Kingdom. The total purchase price was $8.6 million consisting of: $4,000,000 cash paid at closing, 500,000 shares of restricted common stock issued in October 2007, $1,000,000 cash to be paid in September 2008 plus $100,398 of direct transaction costs. The Company valued the common stock to be issued at $3.5 million, or $7.00 per share.

The purchase price was allocated approximately $0.9 million to accounts receivable, $0.1 million to tangible assets, $1.7 million to amortizable intangible assets, $3.8 million to non-amortizable intangible assets, $0.5 million to accounts payable and $2.6 million to goodwill.

In the quarter ended June 30, 2008, the Company recorded an impairment charge of approximately $5.2 million to reduce the carrying value of goodwill and acquired intangible assets from the Cage Rage acquisition to their estimated fair value. During July 2008, the Company’s management revised the operating plan for Cage Rage in an attempt to achieve profitable live events and reduce operating losses sooner than originally planned in September 2007, when Cage Rage was acquired. Key aspects of the revised operating plan are to use smaller venues for live event production and secure a long-term television licensing agreement. If management is unable to successfully execute the revised operating plan, the Company may record further impairment charges. Also with respect to assets acquired, the Company recorded a charge of approximately $0.9 million during the quarter ended June 30, 2008 because the likelihood of future recoverability of these assets was uncertain.

For the three and six months ended June 30, 2008, respectively, Cage Rage recognized revenue of approximately $505,000 and $971,000 and after expenses - including amortization of approximately $216,000 and $432,000 related to acquired intangible assets and the asset impairment and other charges of approximately $6.1 million in the quarter ended June 30, 2008 discussed above - a net loss of approximately $7.0 million and $7.8 million.

Future Fight Productions, Inc.

On December 7, 2007, the Company acquired substantially all the assets of Future Fight Productions, Inc., (“ICON”) a promoter of MMA events primarily in Hawaii. The acquisition gives the Company additional promotion talent and access to fighters and venues. The assets acquired consisted primarily of a brand name. Additionally the owner of ICON signed a consulting contract with the Company to continue promoting ICON and other Company-run events. The total purchase price was $2.35 million consisting of: $350,000 cash paid at closing and 200,000 shares of restricted common stock, 100,000 of which were issued at closing and the remaining 100,000 are issuable over 3 years. Additionally, the Company will issue, in three equal installments, 50,000 shares of restricted common stock in connection with the consulting agreement with the seller. The shares were valued at $10 per share. The purchase price was allocated approximately $0.4 million to amortizable intangible assets, $0.6 million to non-amortizable assets and $1.3 million to goodwill. The value of the shares to be issued for the consulting agreement, $500,000, will be recorded into expense ratably over the service period.

In the quarter ended June 30, 2008, the Company recorded an impairment charge of approximately $1.8 million to reduce the carrying value of goodwill and acquired intangible assets from the ICON acquisition to their estimated fair value. A recessionary economic environment in Hawaii has adversely impacted the Company’s ability to sell tickets in that market during the first six months of 2008. Therefore, the Company revised its operating plan for ICON and recorded an impairment charge to reduce goodwill and acquired intangible assets to their estimated fair value.

For the three and six months ended June 30, 2008, under the ICON brand name the Company recognized revenue of approximately $205,000 for both periods and after expenses, including amortization of approximately $20,500 and $41,000 related to acquired intangible assets and an impairment charge of $1.8 million in the quarter ended June 30, 2008 as discussed above, a net loss of approximately $1.8 million and $1.9 million.

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

The Company allocated purchase prices to amortizable intangible assets of $1.9 million to noncompete agreements (with a weighted average amortization period of 3.9 years), fighter contracts of $1.2 million (with a weighted average amortization period of 2 years), and $0.1 million to distribution contracts (with a weighted average amortization period of 2.4 years). The Company recorded amortization expense of approximately $341,000 and $681,000 related to these intangible assets during the three and six months ended June 30, 2008.

Additionally, as discussed above, the Company recorded asset impairment and other charges totaling approximately $10.3 million during the quarter and six months ended June 30, 2008.

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

Additionally, the maintenance of goodwill and indefinite-lived intangible assets on the Company’s balance sheet requires management to achieve improvements in and expansion of the acquired entities’ operations. Should operations not improve to desired levels, the Company may be required to record an additional charge to operations for impairment of these assets.

SpiritMC

On September 18, 2007, the Company made an investment in Entlian Corporation (“SpiritMC”), a South Korean company promoting MMA events in South Korea. The investment gives the Company access to event promotion in South Korea and to fighters and venues under contract with SpiritMC. The cost of the investment was $2 million consisting of $1 million cash and $1 million in restricted common shares (100,000 common shares valued at $10.00 per share). The $10.00 per share valuation resulted from the Company’s guarantee of a minimum per share value of $10.00 to Entlian. If the Company’s quoted market price is below $10 per share on the date the lock up period expires in March 2009, the Company is required to issue up to 100,000 additional common shares.

The Company acquired approximately 54% of SpiritMC’s common stock. This ownership percentage will dilute down to approximately 32% when SpiritMC’s existing debt facility with a third party mandatorily converts to common stock at any time but no later than January 2010. The Company has one third of the seats on SpiritMC’s Board of Directors, and therefore will not exercise control over SpiritMC. The Company has also determined that it is not the primary beneficiary. As such, the Company accounts for the investment in SpiritMC using the equity method. The Company recorded a charge of approximately $78,000 and $193,000, representing the Company’s share of SpiritMC’s loss for the three and six months ended June 30, 2008.

Note 5    Other Current Assets

Other current assets included a balance due of approximately $940,000 from a business owned by a former shareholder of Cage Rage. This amount was due primarily for event sponsorship prior to the Company’s acquisition of Cage Rage. During the quarter ended June 30, 2008, the Company wrote off this asset into impairment and other charges due to the uncertainty of future recoverability.

Note 6    Fixed Assets, Net

Fixed assets, net consisted of the following:

	June 30, 2008	December 31, 2007
Computer, office and video production equipment	$573,535	$535,581
Transportation equipment	26,702	-
Furniture and fixtures	340,717	325,481
Live event set costs	234,865	236,780
Leasehold improvements	232,835	231,335
Computer software	98,787	66,193
Internet domain names and other	44,420	28,280
Website development costs	349,976	349,976
	1,901,837	1,773,626
Accumulated depreciation and amortization	(589,481)	(345,078)
	$1,312,356	$1,428,548

Note 7    Liabilities

Notes Payable - Showtime

The Company owed the following related to notes payable:

	June 30, 2008	December 31, 2007
Note payable - Showtime due March 31, 2009	$1,822,086	$1,822,086
Note payable - Showtime due June 17, 2009	3,500,000	-
Original issue discount and warrant value, unaccreted portion	(621,996)	-
Accrued interest	69,213	-
Total	$4,769,303	$1,822,086

The $1.8 million note payable dated December 17, 2007 to Showtime was issued to extend payment of the net amount due to Showtime for television production costs incurred in 2007. In June 2008, Showtime and the Company extended the note due date from December 17, 2008 to March 31, 2009, and the note was given a first priority security interest in the unpledged assets of the Company. The note bears interest at the daily prime rate as published by JPMorganChase bank with interest payable at maturity.

On June 18, 2008, the Company entered into a Senior Secured Note Purchase Agreement and related documents with Showtime. Under the agreements, Showtime funded a note payable by the Company and the Company issued warrants to Showtime. The note has a face value of $3,500,000, of which the Company received $3,000,000 after an original issue discount of $500,000, and a first priority security interest in the unpledged assets of the Company. The note accrues interest at 10% per annum payable at maturity. The note matures on June 17, 2009. The note agreement includes a covenant that the Company maintain a minimum unrestricted cash balance of $550,000. The face value of the note together with accrued, unpaid interest may be prepaid without penalty prior to maturity. The $0.5 million discount from the face value of the note payable will be accreted into the note liability balance over 12 months, the term of the note.

In connection with the financing, the Company issued a warrant to purchase 100,000 shares of common stock. The warrant has an exercise price of $0.01 per share, a term of 36 months and an estimated fair value of $149,040. The warrant value is being amortized to interest expense over 12 months, the term of the note.

The Senior Secured Note Purchase Agreement allows the Company to raise additional indebtedness up to $3,500,000 (“Additional Indebtedness”) with collateral pari pasu with the Showtime notes, provided that Showtime has approval rights over any new holder of Additional Indebtedness, the right to purchase any Additional Indebtedness from new holders of debt, and sole power to exercise remedies upon a default of any Additional Indebtedness.

Other Accrued Liabilities

In connection with the reverse merger of the Company and the predecessor registrant, the Company assumed accounts payable of approximately $210,000 and notes payable of approximately $137,000, which existed at the time the predecessor registrant ceased operations. These liability balances remained unchanged from the date of the reverse merger.

Note 8    Income Taxes

As a result of the Company’s losses, no income taxes were due for the six and three months ended June 30, 2008 and 2007. The provision for income taxes was offset by an increase in the deferred tax asset valuation allowance.

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

Current income taxes (benefits) are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company had a full valuation allowance against deferred tax assets at June 30, 2008.

At June 30, 2008, the Company had net operating loss carryforwards of approximately $24.4 million for federal tax purposes, expiring through 2028. In addition, the Company had net operating loss carryforwards of approximately $24.4 million for state tax purposes, which expire through 2018. However, a change in ownership could result in an “ownership change” under Internal Revenue Code Section 382 which restricts the ability of a corporation to utilize existing net operating losses. The Company also had net operating loss carryforwards of approximately $4.1 million for UK tax purposes that had been accumulated since acquisition of Cage Rage.

The Company is subject to Federal and state tax in the United States and tax in the United Kingdom. The tax years 2006 and 2007 of the parent company remain open to examination by the major taxing jurisdictions to which the Company is subject. The acquired subsidiaries may have earlier years subject to examination. The Company is not currently under examination by any tax authorities.

Note 9    Commitments

The Company’s lease agreement for its corporate office space specifies monthly payments starting at $25,176 and increasing to $36,472, and the lease expires on July 31, 2012. The Company also leases additional office space requiring monthly payments of approximately $2,600 through 2017. Future minimum annual payments remaining under these leases are as follows:

Year ending December 31,	Amount
2008	$226,000
2009	429,000
2010	445,000
2011	462,000
2012	286,000
Thereafter	142,000
$1,990,000

The Company incurred rent expense of approximately $222,000 and $92,000, respectively, for the six months ended June 30, 2008 and 2007, respectively.

The Company has contracts with vendors, including a live events venue. The minimum annual payments under these contracts are approximately $716,000 and $54,000 in the years ending December 31, 2008 and 2009, respectively.

The Company entered into contracts with executives, key employees and consultants. These contracts call for following minimum annual payments:

Year ending December 31,	Amount
2008	$2,357,000
2009	2,135,000
2010	740,000
2011	438,000
2012	229,000
$5,899,000

Additionally, some employment contracts include performance bonuses related to the operations of recently acquired businesses. In regards to the KOTC subsidiary, the Company pays a bonus equal to 20% of the subsidiary’s earnings before interest, taxes, depreciation and, amortization (“EBITDA”) in excess of specified amounts, escalating from $850,000 to $1.6 million for each of the twelve-month periods ending September 30, 2008 through 2012. In regards to the ICON asset purchase, the Company pays a bonus of $100,000 if the subsidiary’s EBITDA exceeds $196,000 for the twelve-month period ending November 30, 2008. No bonuses have been accrued for the three and six months ended June 30, 2008.

Note 10    Litigation and Potential Claims

On December 14, 2006, the Company received a demand letter (the “Demand Letter”) from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The Demand Letter alleges that the Company entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting the Company in raising financing, and that the Company or its directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company. Wallid did not specify the amount of damages he claims to have sustained as a result of these acts.

The Company denies Wallid’s allegations, and denies that it has, or has breached, any obligations to Wallid. On January 2, 2007, the Company filed a lawsuit against Wallid in the Superior Court for the State of California, County of Los Angeles, LASC Case No. BC 364204 (the “California Lawsuit”). In the California Lawsuit, the Company seeks a judicial declaration that the allegations in the Demand Letter are false. In addition, the California Lawsuit alleges that Wallid has misappropriated the Company’s business plan and other confidential and proprietary information, that Wallid has been unjustly enriched at the Company’s expense, that Wallid is engaging in unfair competition with the Company , and that Wallid’s actions violate California Business and Professions Code sections 17200, et seq. Wallid answered the complaint on March 22, 2007, and then transferred the case to federal court. The case will be litigated in federal court, discovery is underway and the case is set for trial on September 16, 2008. However, it is anticipated that the court will vacate this trial date to accommodate pending defense motions for summary adjudication of issues.

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

West Coast Productions, Inc. (“West Coast”) filed a civil action against Frank “Shamrock” Juarez (“Shamrock”) on January 23, 2007, and sought and obtained a temporary restraining order which prohibited Shamrock from fighting in the Company’s February 10, 2007 event. The Company subsequently entered into a settlement agreement on February 5, 2007, pursuant to which West Coast dismissed its civil action and agreed to permit Shamrock to fight in the February 10, 2007 event. The Company agreed to pay an aggregate of $250,000 to West Coast, out of future compensation due to Shamrock from the Company under the personal services agreement. The Company also entered into a co-promotion agreement with West Coast, pursuant to which it agreed to co-promote up to three live MMA events that feature Shamrock. To date the Company has paid West Coast $100,000 of the $250,000 owed. The remaining portion totaling $150,000 will be paid to West Coast from future co-produced events. A liability of $150,000 has been accrued.

On March 22, 2007, Zuffa, LLC filed a complaint against Showtime, the Company and Cage Rage in which it alleges that the defendants infringed Zuffa’s copyrights by airing footage from certain Ultimate Fighting Championship events and alleges that the defendants utilized portions of Zuffa’s copyrights in the televised broadcast of the February 10, 2007 MMA event that was held at the Desoto Civic Center in Southaven, Mississippi. Zuffa has alleged causes of action for copyright infringement and unfair competition, and seeks injunctive relief, compensatory damages or statutory damages, and litigation expenses. Zuffa has not specified the amount of monetary damages it seeks. ProElite filed a motion to dismiss the case. The court dismissed ProElite for lack of personal jurisdiction, and deferred judgment concerning Showtime until further discovery is conducted. The parties met for mediation on February 11, 2008 and agreed to the terms of a settlement agreement, which did not have an adverse financial impact on the Company. The settlement was entered into the US District Court, District of Nevada on February 11, 2008. The parties agreed to dismiss the actions with prejudice upon closing a long-form settlement agreement, which is pending.

Note 11    Shareholders’ Equity

CBS and Showtime

In connection with a television distribution agreement, the Company and Showtime, an affiliate of CBS, entered into a Subscription Agreement dated as of February 22, 2008 pursuant to which the Company agreed to issue two warrants to Showtime (the "New Warrants") each for the purchase of 2,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The first New Warrant vests immediately and is for a term of five years from February 22, 2008. The second New Warrant vests in four equal tranches of 500,000 shares with each respective tranche to vest if an Event is broadcast pursuant to the Broadcast Agreement. The term of each tranche is five years from the date that such tranche vests. Pursuant to an Investor Rights Agreement between the Company and Showtime dated as of February 22, 2008, the Company granted to Showtime certain registration rights with respect to the shares issuable upon exercise of the New Warrants, and Showtime agreed that such shares and the New Warrants are subject to certain transfers restrictions until March 5, 2009. The value of the first New Warrant computed using a Black-Scholes model was approximately $2.3 million. As of June 30, 2008, management determined the warrants issued in 2008 in connection with the CBS distribution agreement had no future value as the likelihood of realizing gross profit on the CBS events was remote. Therefore, the entire $2.3 million value of these warrants was charged to cost of revenue during the three months ended June 30, 2008. The value of the second New Warrant computed using a Black-Scholes model was approximately $2.5 million and will be charged to operations on the dates of the first four broadcasts under the television distribution agreement.

Additionally, Showtime exercised part of the warrants previously issued to Showtime in January 2007. The exercise was for an aggregate of 2,000,000 shares of the Company's Common Stock (the "Warrant Shares") resulting in proceeds to the Company of $4,000,000.

On June 18, 2008 in connection with the $3.5 million face value note payable, the Company issued to Showtime a three-year warrant to purchase 100,000 shares of common stock at $0.01 per share. The value of this warrant calculated using a Black-Scholes model was $149,040 and will be charged to interest expense over the term of the note using the effective interest method.

Stock-Based Compensation

The Company adopted its 2006 Stock Option Plan and amended the plan in 2007, reserving a total of 8,000,000 shares. The plan provides for the issuance of statutory and non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options granted under the plan generally vest quarterly over four years and have a life of 10 years. As of June 30, 2008, options to purchase 5,281,797 shares of common stock had been granted under the plan.

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the quarters ended June 30, 2008 and 2007, the Company incurred approximately $0.7 million and $0.2 million, respectively, of expense related to stock based compensation under this plan and approximately $1.1 million and $2.8 million, respectively, of expense related to warrants. For the six months ended June 30, 2008 and 2007, the Company incurred approximately $1.2 million and $0.6 million, respectively, of expense related to stock based compensation under this plan and approximately $1.7 million and $2.9 million respectively, of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	Six Months Ended June 31, 2008	Six Months Ended June 31, 2007
Black-Scholes Model:
Risk-free interest rate	1.84% - 3.41%	4.50 - 4.84%
Expected life, in years	5.8 - 6.0	5.8 - 6.5
Expected volatility	96.0%	60.0%
Dividend yield	0.0%	0.0%

Expected volatility is based on the historical volatility of the share price of companies operating in similar industries. The volatility of industry peers is considered more representative of expected volatility because there is currently minimal daily trading volume in the Company’s stock. The expected term is based on management’s estimate of when the option will be exercised which is generally consistent with the vesting period. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents stock option activity for the six months ended June 30, 2008:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	4,875,859	$2.77
Granted	1,555,000	$2.23
Forfeited	(192,395)	$2.91
Expired	(956,667)	$2.00
Exercised	-	$-
Outstanding at June 30, 2008	5,281,797	$2.74
Exercisable at June 30, 2008	2,655,235	$2.31

At June 30, 2008 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was approximately zero and zero, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.53 and $0.64, respectively. The weighted-average remaining life of outstanding and exercisable options at June 30, 2008 and 2007 was 6.0 years and 4.4 years, respectively.

At June 30, 2008 there was approximately $4.8 million of unrecognized compensation cost related to non-vested options, which is being expensed through 2012.

During the quarter ended March 31, 2008, the Company granted 1,260,000 options to employees in individual grants ranging from 10,000 to 1,000,000 options. The options have exercise prices ranging from $2.00 to $7.01, vest over two or four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $1.8 million and is being amortized on a straight-line basis over the respective vesting periods.

During the quarter ended June 30, 2008, the Company granted 295,000 options to employees and a director in individual grants ranging from 20,000 to 100,000 options. The options have exercise prices of $2.00, vest over three to four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $0.6 million and is being amortized on a straight-line basis over the respective vesting periods.

Warrants

The Company uses a Black-Scholes option pricing model to estimate the fair value of warrants with the assumptions noted in the following table.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	1.87% - 2.71%	4.52 - 5.11%
Expected life, in years	1.5 - 3.1	1.5 - 6.0
Expected volatility	96.0%	60.0%
Dividend yield	0.0%	0.0%

The following table represents warrant activity for the six months ended June 30, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	30,500,137	$2.85
Granted	4,689,500	$2.59
Expired	(47,917)	$4.96
Exercised	(4,750,000)	$2.00
Outstanding at June 30, 2008	30,391,720	$2.94
Exercisable at June 30, 2008	11,194,554	$3.10

At June 30, 2008 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was approximately $0.7 million and $0.8 million, respectively. The weighted-average remaining life of outstanding and exercisable warrants at June 30, 2008 and 2007 was 4.6 years and 4.4 years, respectively.

At June 30, 2008 there was approximately $25.6 million of unrecognized cost related to non-vested warrants (including approximately $23.4 million of unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed through 2012.

During the quarter ended March 31, 2008, the Company issued 4,000,000 warrants with exercise prices of $2.00 to Showtime, as discussed above. Also during the quarter ended March 31, 2008, the Company’s placement agent for prior financings exercised on a cashless basis 2.75 million warrants at $2.00 per share for 2,016,667 shares of common stock.

During the quarter ended June 30, 2008, the Company issued 100,000 warrants with exercise prices of $0.01 per share to Showtime, as discussed above and also issued 100,000 warrants with an exercise price of $8.00 per share.

Burnett Warrants

Effective June 15, 2007 (and as amended on June 28, 2007 and June 1, 2008), the Company entered into an agreement (the "Series Agreement") with JMBP, Inc. ("MBP"), wholly-owned by Mark Burnett ("Burnett") in connection with a possible television series involving mixed martial arts ("Series") for initial exhibition during prime time on one of specified networks or cable broadcasters. MBP (or a separate production services entity owned or controlled by MBP) will render production services in connection with the Series and will be solely responsible for and have final approval regarding all production matters, including budget, schedule and production location. It is anticipated that, as a condition to involvement in the Series, each of the Series contestants will sign a separate agreement with the Company or an affiliate of the Company for services rendered outside of the Series. MBP will own all rights to the Series. The Company and MBP will jointly exploit the Internet rights in connection with the Series on ProElite.com and other websites controlled by ProElite.com. The Company will be entitled to a share of MBP's Modified Adjusted Gross Proceeds, as defined. Subject to specified exceptions, MBP and Burnett have agreed to exclusivity with respect to mixed martial arts programming. The term of the Agreement, as amended effective June 1, 2008, extends until the earlier of the end of the term of the license agreement with the broadcaster of the Series (the “License Agreement”) or the failure of MBP to enter into a License Agreement by November 17, 2008.

Pursuant to the Series Agreement, the Company and Burnett entered into a Subscription Agreement (the “Subscription Agreement”) relating to the issuance to Burnett of warrants to purchase up to 17,000,000 shares of the Company's common stock. As amended effective June 1, 2008, the warrants are divided into nine tranches as follows:

Tranche	Number of Shares under Warrants	Vesting Date
One	2,000,000	June 15, 2007

Two	2,000,000	500,000 shares to be vested on each of June 15, 2008, 2009, 2010 and 2011.

Three	1,000,000	The date that the pilot or first episode of a Series is broadcast on a Network or Cable Broadcaster.

Four	1,000,000	The date that the second episode of a Series is broadcast on a network or cable broadcaster.

Five	2,000,000	The date that the pilot or first episode of an additional Series is broadcast on a specified network or cable broadcaster.

Six	1,000,000	The last day of the first completed season of any Series.

Seven	2,000,000	The last day of any additional completed season of any series (or the last day of the first completed season of any additional series).

Eight	4,000,000	1,333,333 shares to be vested on the last day of each additional completed season of any series.

Nine	2,000,000	1,000,000 shraes to be vested on the date of broadcast of each of the first two derivative pay-per-view events.

The vesting date of each tranche is subject to acceleration under certain circumstances. However, the warrants are not exercisable if a License Agreement is not entered into by June 15, 2008, except for 1,000,000 warrants from tranche one. Additionally, the warrants and any shares purchased through exercise of the warrants are subject to forfeiture, except for 1,000,000 warrants from tranche one, if a License Agreement is not entered into by November 17, 2008.

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

The value of the warrants under the June 1, 2008 amendment was less than the previously calculated value. Therefore, the previous warrant values will be used for any expense to be recognized. The value of the warrants was calculated as approximately $2.6 million for tranche one and $2.9 million for tranche two using a Black-Scholes option pricing model with the following assumptions: expected term of 3 years (for tranche one) and from 3 to 4 years (for separate 500,000 vesting blocks of tranche two), expected volatility of 60%, risk-free interest rate of 5.07% to 5.09% and dividend yield of 0%. The value of the tranche one warrants was charged to expense in June 2007. The value of the tranche two warrants is being amortized to expense over the vesting period of each 500,000 warrant vesting block (i.e., from 1 to 4 years).

The current value of warrants in tranches three through nine was calculated as approximately: $1.8 million (tranche three), $1.8 million (tranche four), $3.6 million (tranche five), $1.8 million (tranche six), $3.6 million (tranche seven), $7.3 million (tranche eight), and $3.6 million (tranche nine) or approximately $23.7 million in aggregate. The values were calculated using a Black-Scholes option pricing model with an expected term of 6 years, expected volatility of 60%, risk-free interest rate of 5.1% and dividend yield of 0%. The Company will begin expensing the value of these tranches once there is a reasonable likelihood of achieving the performance criteria of each tranche (as described above) and would be based on the current values at that time. During the quarter ended June 30, 2008, the Company recognized approximately $0.3 million expense related to tranche three based upon the status of production of a series pilot. No expense has been recognized related to tranches four through nine.

The Company, Burnett and Santa Monica Capital Partners II LLC, ("SMCP"), one of the Company's shareholders, entered into an Investor Rights Agreement providing certain registration rights with respect to the shares purchasable under the warrants, co-sale rights with SMCP, restrictions on resale and board observation rights.

Note 12    Related Party Transactions

The Company earns revenue from and incurs expenses to Showtime and CBS in connection with a television production and distribution agreement. The Company recorded revenue for television license fees of $0.9 million and $0.4 million during the three months ended June 30, 2008 and 2007, respectively and $2.1 million and $0.4 million during the six months ended June 30, 2008 and 2007, respectively. The Company incurred television production expenses charged by Showtime of approximately $0.5 million and $1.1 million during the three months ended June 30, 2008 and 2007, respectively, and approximately $0.5 million and $2.5 million during the six months ended June 30, 2008 and 2007, respectively. The Company also incurred non-cash expenses of $2.9 million and $0.1 million for warrant vesting and amortization of prepaid distribution costs for the three months ended June 30, 2008 and 2007, respectively, and $3.0 million and $0.2 million during the six months ended June 30, 2008 and 2007, respectively.

In October 2006, the Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to Santa Monica Capital Partners II (“SMCP”) for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. The Company paid $90,000 to SMCP for this monthly fee during the three months ended June 30, 2008 and 2007, respectively, and $180,000 during the six months ended June 30, 2008 and 2007, respectively. Additionally, the Company incurred costs for services to provided to SMCP of approximately $28,000 and $43,000 during the three months ended June 30, 2008 and 2007, respectively, and $55,000 and $52,000 during the six months ended June 30, 2008 and 2007, respectively

On June 18, 2008, the Company issued to Showtime a note payable with $3.5 million principal and warrants to purchase 100,000 shares of common stock. This transaction is more fully described in Note 7 above.

Item 2. Management’s Discussion and Analysis of Operations.

Forward Looking and Cautionary Statements

This Form 10-Q contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K.

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

Overview

Mixed Martial Arts, commonly referred to as MMA, is a sport growing in popularity around the world. In MMA matches, athletes use a combination of a variety of fighting styles, including boxing, judo, jiu jitsu, karate, kickboxing, muay thai, tae kwon do, and wrestling. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in twenty-one states. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision.

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

In 2007, we accomplished the following strategic objectives:

•	Acquired well-regarded MMA live event brands throughout the world:

•	King of the Cage, Inc. (“KOTC”), a promoter of live MMA events, that has historically produced in excess of 20 events per year.

•	Mixed Martial Arts Promotions, Ltd. and Mixed Martial Arts Productions, Ltd. (together “Cage Rage”), a United Kingdom-based promoter of live MMA events.

•	The assets of Future Fight Promotions, Inc. (“ICON”), a Hawaii-based promoter of live MMA events.

•	Invested in Entlian Corp., a South Korea-based promoter of live MMA events.

•	Launched our social-networking MMA community website, www.proelite.com.

During 2008, the Company increased the number of live events that it promoted. In February 2008, the Company signed a television distribution agreement with CBS, which led to the first MMA event broadcast on network television on May 31, 2008. In June 2008, the Company amended its Series Agreement with JMBP, Inc. and Mark Burnett, extending the time to secure an agreement to run a MMA reality television pilot episode, which has been filmed. The Company also began a series of reductions costs designed to reduce monthly expenditures and improve the profitability of live events. There is no guarantee that the Company will be successful in its efforts to reduce expenses.

In 2008, the Company encountered liquidity issues. The Company’s auditors have issued a going concern opinion in their report for the year ended December 31, 2007 that states substantial doubt exists about the Company’s ability to continue as a going concern. In June 2008, the Company secured $3.0 million proceeds from a note payable from Showtime. Additionally, the Company is actively negotiating to consummate a financing of approximately $3.5 million in secured debt (with a funded amount of $3.0 million after an original issue discount of $0.5 million) and believes a successful closing is reasonably likely, but there is no assurance that it will be successful in doing so at all or on a timely basis. Any such failure to obtain financing in the immediate future would have a material adverse effect on the Company’s liquidity and capital resources and ability to continue as a going concern.

Even if the Company successfully closes on such financing, it expects that its capital resources are sufficient only until the end of the year, and only if the Company makes significant reductions in or cessation of operations and expenditures. The Company is also actively seeking additional financing beyond the $3.0 million to enable the Company to execute its operating plans without significant reductions in operations, but there is no assurance as to whether any such financing will be available on reasonable terms or at all. Liquidity matters are discussed in more detail below.

Results of Operations

For the three months ended June 30, 2008.

Revenue

Revenue from live events, consisting primarily of ticket sales, site fees and sponsorship, was $2,027,351 for the three months ended June 30, 2008 compared to $1,488,558 for the three months ended June 30, 2007. The increase was due to higher operating activity in the second quarter of 2008 compared to the second quarter of 2007 when the Company commenced operations and to newly acquired subsidiaries. The Company’s EliteXC subsidiary earned revenue of approximately $1.3 million from promoting three events in the second quarter of 2008 compared to $1.5 million from promoting two events in the second quarter of 2007. Also, the Company’s KOTC and Cage Rage subsidiaries, which were acquired in September 2007, earned live event revenues of $0.5 million and $0.5 million, respectively, during the second quarter of 2008.

Revenue from pay-per-view programming (PPV) and television licensing was $178,866 for the three months ended June 30, 2008 compared to $10,858 for the three months ended June 30, 2007. The increase was primarily due to acquisitions in late 2007.

The Company began earning television license fees in 2008 under the distribution agreement with Showtime and under the distribution agreement with CBS signed in 2008. In 2007, the Company earned no television license fees from Showtime or CBS. In the second quarter of 2008, the Company received television license fees of $925,000 from Showtime and CBS.

Revenue from our website was $208,990 for the three months ended June 30, 2008 compared to $16,963 for the three months ended June 30, 2007. This increase was primarily due to licensing the Company’s social networking technology.

Other revenues, which includes DVD sales and fees for licensing fighters under contract, was $346,442 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007. The increase was due to the Company releasing DVD titles of its live events for sale during the quarter ended June 30, 2008 and to the acquisition of KOTC, which had DVD distribution agreements in place at acquisition.

Cost of revenue

Cost of revenue for live event production (excluding expenses payable to Showtime and CBS) was $2,865,002 for the three months ended June 30, 2008 compared to $2,495,618 for the three months ended June 30, 2007. Live event production costs consist principally of fighters purses, arena rental and related expenses (e.g., staffing, staging, and video equipment rental), event-specific marketing expenses (e.g., Internet, radio and television advertising, posters and street teams), and travel. Live event production costs increased primarily due to inclusion of the KOTC and Cage Rage subsidiaries (acquired in September 2007). Cost of revenue for KOTC and Cage Rage were approximately $0.3 million and $0.8 million, respectively, for the quarter ended June 30, 2008. Our EliteXC subsidiary incurred costs of approximately $1.7 million to promote three events in the second quarter of 2008 compared to approximately $2.2 million to promote two events in the second quarter of 2007. The decrease in these expenses for the EliteXC subsidiary was primarily the result of “Barker shows” (i.e., event-specific promotional videos) produced in 2007 (for approximately $0.6 million) but not in 2008 and to a charge of $0.3 million for set equipment abandoned in 2007. These decreases were partially offset by higher purses, marketing and travel.

Also included in non-cash cost of revenue was a non-cash expense of $2.3 million related to expensing prepaid distribution costs. As of June 30, 2008, management determined the likelihood of realizing gross profit on the CBS events was remote. Therefore, the entire $2.3 million prepaid distribution costs were charged to cost of revenue during the three months ended June 30, 2008.

Additionally, we incurred related-party production costs for television production by Showtime of $500,000 for the three months ended June 30, 2008 compared to $1,127,060 for the three months ended June 30, 2007. The decrease was as a result of the terms of the distribution agreement with Showtime. This agreement called for the Company to pay production expenses in 2007 but not in 2008 for events distributed on Showtime. In 2008, the Company used Showtime’s production staff to produce the event broadcast on CBS in May 2008 and incurred expenses of approximately $0.5 million. We expect cost of revenue for live events will increase in 2008 as we promote more events. However, we expect television production costs payable to Showtime to decrease in 2008 in accordance with the terms of the distribution agreement.

Cost of revenue for our website was $34,237 for three months ended June 30, 2008 compared to $53,259 for the three months ended June 30, 2007 and consisted primarily of merchandise sold through our online store and Internet streaming expenses.

Marketing expenses

Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $107,713 for the quarter ended June 30, 2008 compared to $165,544 for the quarter ended June 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate marketing expenses will decrease as we shift marketing efforts towards specific events (which are recorded in cost of revenue) and away from brand awareness campaigns.

Website operations

Website operations expenses were $666,201 for the three months ended June 30, 2008 compared to $772,008 for the three months ended June 30, 2007. The decrease was due primarily to staffing reductions initiated in January 2008.

Live events operations

Live events operations expenses were $1,381,590 for the three months ended June 30, 2008 compared to $395,609 for the three months ended June 30, 2007. Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events. The increase was primarily the result of acquiring KOTC and Cage Rage in September 2007. KOTC and Cage Rage incurred operating expenses of approximately $0.3 million and $0.6 million, respectively, during the quarter ended June 30, 2008.

In 2008, we expect expenses related to our fight operations to increase due to higher average staffing levels than 2007 and inclusion of a full year of operations of companies acquired in late 2007.

General and administrative expenses

General and administrative expenses were $3,247,118 for the three months ended June 30, 2008 compared to $4,394,153 for the three months ended June 30, 2007. A significant component of general and administrative expenses was non-cash expense related to option and warrant grants of approximately $0.9 million in the second quarter of 2008 versus approximately $3.1 million in the second quarter of 2007. The decrease in option and warrant expense was primarily due to exercisable warrants issued to JMBP, Inc. in June 2007. The increase in general and administrative expenses was also due to higher employee head count resulting in wages of approximately $0.9 million in the second quarter of 2008 versus $0.4 million in the second quarter of 2007 and consulting fees of $0.4 million in the second quarter of 2008 versus $0.3 million in the second quarter of 2007. Also, legal expenses increased to $0.3 million in the second quarter of 2008 from $0.1 million in the second quarter of 2007.

In the first and second quarters of 2008, the Company reduced staffing and did not rehire for open positions resulting from employee turnover in an effort to cut costs. However, we expect 2008 general and administrative expenses will increase over 2007 primarily due to higher average staffing levels.

During the three months ended June 30, 2008, the Company recognized impairment charges totaling approximately $10.3 million related to goodwill and non-amortizable intangible assets and other assets resulting from the acquisitions of Cage Rage, KOTC and ICON. The impairment charges were recorded to reduce the carrying value of goodwill and acquired intangible assets to estimated fair value. The Company recorded an impairment charge of approximately $5.2 million related to a change in the operating plan of Cage Rage and a charge of approximately $0.9 million related to future realization of assets acquired. The Company recorded an impairment charge of approximately $2.4 million related to unfavorable industry trends (i.e., increasing fighter purses) affecting KOTC. The Company recorded an impairment charge of approximately $1.8 million due to a recessionary economy affecting ICON’s market.

For the six months ended June 30, 2008.

Revenue

Revenue from live events, consisting primarily of ticket sales, site fees and sponsorship, was $5,084,790 for the six months ended June 30, 2008 compared to $1,799,661 for the six months ended June 30, 2007. The increase was due to higher operating activity in 2008 compared to 2007 when the Company commenced operations and to newly acquired subsidiaries. The Company’s EliteXC subsidiary earned revenue of approximately $3.7 million from promoting eight events in 2008 compared to $1.9 million from three events in 2007. Also, the Company’s KOTC and Cage Rage subsidiaries, which were acquired in September 2007, earned live event revenues of $0.9 million and $1.0 million, respectively, during 2008.

Revenue from pay-per-view programming (PPV) and television licensing was $314,141 for 2008 compared to $10,858 for 2007. The increase was primarily due to acquisitions in late 2007.

The Company began earning television license fees in 2008 under the distribution agreement with Showtime and under the distribution agreement with CBS signed in 2008. In 2007, the Company earned no television license fees from Showtime or CBS. In 2008, the Company received television license fees of $2,125,000 from Showtime and CBS.

Revenue from our website was $235,454 for the six months ended June 30, 2008 compared to $20,463 for the six months ended June 30, 2007. This increase was primarily due to licensing the Company’s social networking technology.

Other revenues, which includes DVD sales and fees for licensing fighters under contract, was $465,912 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007. The increase was due to the Company releasing DVD titles of its live events for sale during the quarter ended June 30, 2008 and to the acquisition of KOTC, which had DVD distribution agreements in place at acquisition.

Cost of revenue

Cost of revenue for live event production (excluding expenses payable to Showtime and CBS) was $7,013,024 for the six months ended June 30, 2008 compared to $3,402,308 for the six months ended June 30, 2007. Live event production costs consist principally of fighters purses, arena rental and related expenses (e.g., staffing, staging, and video equipment rental), event-specific marketing expenses (e.g., Internet, radio and television advertising, posters and street teams), and travel. Live event production costs increased primarily due to inclusion of the KOTC and Cage Rage subsidiaries (acquired in September 2007). Cost of revenue for KOTC and Cage Rage were approximately $0.7 million and $1.5 million, respectively, for the six months ended June 30, 2008. Our EliteXC subsidiary incurred costs of approximately $5.0 million to promote eight events in 2008 compared to approximately $3.4 million to promote three events in 2007. The increase in EliteXC’s expenses was primarily due to producing more events resulting in increases in fight purses to $2.4 million in 2008 from $1.2 million in 2007, arena and related expenses to $1.2 million in 2008 from $0.4 million in 2007, and event-specific marketing to $0.5 million from $0.3 million in 2007. These increases were partially offset by reduced production spending of $0.2 million in 2008 versus $1.0 million in 2007 primarily due to no Barker shows produced in 2008 (i.e., event-specific promotional videos produced in 2007 for approximately $0.6 million) and a charge of $0.3 million for set equipment abandoned in 2007.

Also included in non-cash cost of revenue was a non-cash expense of $2.3 million related to expensing prepaid distribution costs. As of June 30, 2008, management determined the likelihood of realizing gross profit on the CBS events was remote. Therefore, the entire $2.3 million prepaid distribution costs were charged to cost of revenue during the six months ended June 30, 2008.

Additionally, we incurred related-party production costs for television production by Showtime of $500,000 for the six months ended June 30, 2008 compared to $2,460,835 for the six months ended June 30, 2007. The decrease was as a result of the terms of the distribution agreement with Showtime. This agreement called for the Company to pay production expenses in 2007 but not in 2008 for events distributed on Showtime. In 2008, the Company used Showtime’s production staff to produce the event broadcast on CBS in May 2008 and incurred expenses of approximately $0.5 million. We expect cost of revenue for live events will increase in 2008 as we promote more events. However, we expect television production costs payable to Showtime to decrease in 2008 in accordance with the terms of the distribution agreement.

Cost of revenue for our website was $63,138 for six months ended June 30, 2008 compared to $111,814 for the six months ended June 30, 2007 and consisted primarily of merchandise sold through our online store and Internet streaming expenses.

Marketing expenses

Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $206,878 for the six months ended June 30, 2008 compared to $269,438 for the six months ended June 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants. We anticipate marketing expenses will decrease as we shift marketing efforts towards specific events (which are recorded in cost of revenue) and away from brand awareness campaigns.

Website operations

Website operations expenses were $1,390,464 for the six months ended June 30, 2008 compared to $1,187,167 for the six months ended June 30, 2007. The increase was due primarily to higher average staffing levels in 2008 than in 2007.

In the first and third quarters of 2008, the Company reduced staffing and did not rehire for open positions resulting from employee turnover in an effort to cut costs. Therefore, we expect website operations expenses will decrease in 2008.

Live events operations

Live events operations expenses were $2,722,882 for the six months ended June 30, 2008 compared to $731,558 for the six months ended June 30, 2007. Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events. The increase was primarily the result of acquiring KOTC and Cage Rage in September 2007. KOTC and Cage Rage incurred operating expenses of approximately $0.7 million and $1.5 million, respectively, during 2008.

In 2008, we expect expenses related to our fight operations to increase due to higher average staffing levels than 2007 and inclusion of a full year of operations of companies acquired in late 2007.

General and administrative expenses

General and administrative expenses were $6,945,746 for the six months ended June 30, 2008 compared to $6,223,907 for the six months ended June 30, 2007. A significant component of general and administrative expenses was non-cash expense related to option and warrant grants of approximately $2.3 million in 2008 versus approximately $3.2 million in 2007. The decrease in option and warrant expense was primarily due to exercisable warrants issued to Burnett in June 2007 offset by additional option and warrant grants in 2008. Contributing to the increase in general and administrative expenses were higher employee head count resulting in wages and consulting fees of approximately $1.8 million in 2008 versus $0.6 million in 2007 and consulting fees of $0.7 million in 2008 versus $0.6 million in 2007. Legal expenses increased to $0.6 million in 2008 from $0.3 million in 2007 related primarily to ongoing litigation. Insurance expense increased to $0.4 million in 2008 from $0.1 million in 2007 as the Company expanded its policy coverage, and rent expense increased to $0.2 million in 2008 from $0.1 million in 2007 due to moving to new office space.

In the first and second quarters of 2008, the Company reduced staffing and did not rehire for open positions resulting from employee turnover in an effort to cut costs. However, we expect 2008 general and administrative expenses will increase over 2007 primarily due to higher average staffing levels.

During the quarter ended June 30, 2008, the Company recognized impairment charges totaling approximately $10.3 million related to goodwill and non-amortizable intangible assets resulting from the acquisitions of Cage Rage, KOTC and ICON. The impairment charges were recorded to reduce the carrying value of goodwill and acquired intangible assets to estimated fair value. The Company recorded an impairment charge of approximately $5.2 million related to a change in the operating plan of Cage Rage and a charge of approximately $0.9 million related to future realization of assets acquired. The Company recorded an impairment charge of approximately $2.4 million related to unfavorable industry trends (i.e., increasing fighter purses) affecting KOTC. The Company recorded an impairment charge of approximately $1.8 million due to a recessionary economy affecting ICON’s market.

Liquidity and Capital Resources

Net cash used in operating activities was $7.6 million during the six months ended June 30, 2008 compared to $7.0 million during the six months ended June 30, 2007. The use of cash was primarily the result of net losses for the periods. The Company is currently working to achieve event profitability and decrease overhead, although there is no assurance it will be successfully able to do so.

Net cash used in investing activities was $0.1 million during the six months ended June 30, 2008 compared to $1.1 million during the six months ended June 30, 2007. The decrease was due to less need for capital expenditures in the current year compared to the prior year when the Company was developing its social networking website.

Net cash provided by financing activities was $6.6 million during the six months ended June 30, 2008 compared to $4.8 million during the six months ended June 30, 2007. In the six months ended June 30, 2008, the Company received $4.0 million from Showtime from the exercise of 2.0 million warrants at $2.00 per share in February 2008 and $3.0 million from the proceeds of the note payable issued June 2008. In the six months ended June 30, 2007, the Company received $5.0 million from Showtime for the issuance of 5 million shares of common stock and 6.7 million warrants exercisable at $2.00 per share.

In September and December 2007, the Company acquired the stock of two fight promotion companies, purchased the assets of a fight-promotion company, and made a significant investment in a fourth. Additionally, the Company’s business plan calls for expanding the scale of live events, including pay-per-view, and Internet operations. As a result, the need for cash has correspondingly increased. Although the Company had approximately $3.5 million of cash at June 30, 2008, the Company continues to expend more cash than it brings in through operations.

The Company is actively negotiating to consummate a financing of approximately $3.5 million in secured debt (with a funded amount of $3.0 million after an original issue discount of $0.5 million) and believes a successful closing is reasonably likely, but there is no assurance that it will be successful in doing so at all or on a timely basis. Any such failure to obtain financing in the immediate future would have a material adverse effect on the Company’s liquidity and capital resources and ability to continue as a going concern.

Even if the Company successfully closes on the debt financing referred to above, it expects that its capital resources would be sufficient only until the end of the year, and only if the Company makes significant reductions in or cessation of operations and expenditures before year end, including dramatically reducing costs by reducing administrative expenses and some lines of business. Such actions would limit our potential for growth and could materially adversely affect the Company’s business and prospects.

To address its liquidity needs beyond the immediate period, the Company is also actively seeking additional financing beyond the $3.0 million referred to above to enable the Company to execute its operating plans without significant reductions in operations, but there is no assurance as to whether any such financing will be available on reasonable terms or at all.

The auditor's opinion contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 states substantial doubt exists about our ability to continue as a going concern. The financial statements in this Quarterly Report on Form 10-Q do not contain any adjustments that may be required should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In evaluating our internal controls as of December 31, 2007, our auditors noted several material weaknesses and a significant deficiency which we are working to address. The material weaknesses noted were: (1) The Company’s accounting records, policies and procedures were not adequately maintained or documented, and the accounting department did not have sufficient technical accounting knowledge. (2) Due to a lack of resources, the Company did not analyze financial and operating results in a timely manner, including spending by management and other officers. Additionally, the Company did not proactively review the legal contracts entered into for financial implications. (3) Departments did not always work in a cohesive manner, particularly in regards to required disclosures, due diligence and acquisitions, and grants of options and warrants. (4) A portion of the Company’s expenditures for live events are paid by and reimbursed to an executive/director in advance of review and approval of the charges. (5) The Company’s executives, directors and shareholders have business relationships requiring them to advise, manage and/or provide services to other businesses. The Company has engaged in transactions with some of these businesses. Due to the wide-ranging network of contacts and business relationships of our executives, directors and shareholders, the Company was not always able to devote sufficient resources to identify, monitor and report all transactions with such businesses in a timely manner. (6) The Company did not have an active audit committee.

(b) Changes in internal controls. The Company is in the early stages of taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. We have been and are actively working to eliminate the internal control weaknesses noted by taking the following measures: We are working to bring all accounting and record maintenance in-house and creating centralized, on-site document repositories; We hired personnel in the accounting department with technical accounting and financial reporting experience suitable for a public company. Additionally, We also hired personnel in our legal department; We have implemented Microsoft Dynamics/Great Plains accounting software; We are formally documenting Company policies and procedures; We are implementing a purchase order and approval system and system of managerial approval prior to disbursement of funds; We have implemented periodic reviews of budget and actual results by department managers; In order to improve communication throughout the Company and to identify transactions that may require disclosure, we implemented twice weekly meetings of department heads to communicate financial results and operational activities; We have added three new independent Directors to our Board and key committees.

As noted above, there were changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected our internal controls over financial reporting. It is expected that implementation of the above described remediation steps will have a significant impact on enhancing our internal control over financial reporting during 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2008, in connection with the issuance of a Senior Secured Note Purchase Agreement and related documents with Showtime Networks, Inc. (“Showtime”), the Company issued to Showtime a warrant (“Warrant”) to purchase 100,000 shares of common stock. The warrant has an exercise price of $0.01 per share and a term of 36 months.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROELITE, INC.

Date: August 19, 2008	By:	/s/ Charles Champion
Charles Champion, Chief Executive Officer (Principal Executive Officer)

And:	/s/ Dale Bolen
Dale Bolen, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Senior Secured Note Purchase Agreement among ProElite, Inc. and Showtime Networks, Inc. (1)

2.2	Senior Secured Note (1)

2.3	Security Agreement (1)

2.4	Warrant to Purchase Common Stock (1)

2.5	Letter from Showtime Networks, Inc. to ProElite, Inc. extending maturity date of note payable dated December 17, 2007 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed on June 24, 2008 with the current report on Form 8-K.