Form 10-Q
period 2008-09-30
PROELITE, INC.
filed 2011-11-21
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 Forthe quarterly period ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from To

Commission file number 000-31573

ProElite, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-3161866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

          As of September 30, 2008 there were 55,854,726 shares of Common Stock outstanding.

Explanatory Note

Prior to the date of this filing, ProElite, Inc. (the "Company") has not filed any periodic reports since August 19, 2008 for the Quarterly Report on Form 10-Q for the period ended June 30, 2008.  This Report is one of several reports being concurrently filed by the Company in order to bring its filings current as of the date hereof.  The information in this Report relates solely to the period covered thereby, and is not updated for events subsequent to such period.

ProElite, Inc.

Exhibit 31.1 302 Certification of Chief Executive Officer
Exhibit 31.2 302 Certification of Chief Financial Officer
Exhibit 32.1 906 Certification of Chief Executive Officer and Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
ProElite, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets
Cash and cash equivalents	$634,001	$4,427,303
Restricted cash	410,907	277,500
Accounts receivable, net of allowance of $264,571 and $255,901, respectively	642,458	338,596
Prepaid expenses	456,181	133,673
Other current assets	65,905	1,077,896
Total current assets	2,209,452	6,254,968
Fixed assets, net	1,211,592	1,428,548
Other assets
Acquired intangible assets, net	1,254,000	9,022,181
Goodwill	-	6,238,652
Investment in Entlian/SpiritMC	1,000,000	1,848,003
Prepaid distribution costs, net	451,530	764,109
Prepaid license fees, net	65,620	111,052
Prepaid services, net	248,887	408,889
Deposits and other assets	174,414	143,915
Total other assets	3,194,451	18,536,801
Total assets	$6,615,495	$26,220,317
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Notes payable and accrued interest – Showtime	$6,048,225	$1,822,086
Accounts payable	2,389,787	1,531,342
Accrued expenses	447,355	733,638
Accounts payable and accrued expense – Showtime, CBS	-	125,000
Future payments due for acquired companies	1,480,530	1,162,500
Accrued liabilities from predecessor company	346,572	346,572
Deferred revenue	19,250	-
West Coast settlement	150,000	150,000
Total current liabilities	10,881,719	5,871,138
Deferred rent and lease incentive	150,453	153,309
Total liabilities	11,032,172	6,024,447
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,854,726 and 51,659,488 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5,586	5,166
Common stock to be issued	1,062,473	2,249,997
Additional paid-in-capital	61,350,307	49,404,897
Accumulated other comprehensive income (expense)	(139,197)	(86,793)
Accumulated deficit	(66,695,846)	(31,377,397)
Total shareholders’ equity (deficit)	(4,416,677)	20,195,870
Total liabilities and shareholders’ equity (deficit)	$6,615,495	$26,220,317

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenue, non-related party	$2,399,834	$1,270,825	$8,500,131	$3,101,807
Showtime, CBS	505,000	(170,723)	2,630,000	240,133

Total revenue	2,904,834	1,100,102	11,130,131	3,341,940

Cost of Revenue, non-related party	2,954,789	2,685,613	13,470,193	6,761,560
Showtime, CBS	591,571	705,195	1,091,571	2,594,705

Total cost of revenue	3,546,360	3,390,808	14,561,764	9,356,265
Gross loss	(641,526)	(2,290,706)	(3,431,633)	(6,014,325)

Operating expenses
Marketing	-	119,002	206,878	246,049
Website operations	213,396	1,031,185	1,603,860	2,351,429
General and administrative	4,808,981	3,905,073	14,354,214	10,879,726
Impairment and other charges	4,971,445	-	15,386,979	-
Total operating expenses	9,993,822	5,055,260	31,551,931	13,477,204

Operating loss	(10,635,348)	(7,345,966)	(34,983,564)	(19,491,529)

Interest income (expense), net	(292,865)	192,705	(334,885)	391,746

Loss before income taxes	(10,928,213)	(7,153,261)	(35,318,449)	(19,099,783)

Income taxes	-	-	-	-

Net loss	$(10,928,213)	$(7,153,261)	$(35,318,449)	$(19,099,783)

Net loss per share - basic and diluted	$(0.20)	$(0.16)	$(0.65)	$(0.44)
Weighted average shares outstanding - basic and diluted	55,855,726	45,911,668	54,865,225	43,689,176

See Notes to Condensed Consolidated Financial Statements

ProElite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities
Net loss	$(35,318,449)	$(19,099,783)

Adjustments to reconcile net loss to net cash used in operating activities
Stock and warrant based compensation	4,291,348	4,008,005
Stock issued for services	17,830	-
Impairment and other charges	15,386,979	-
Depreciation and amortization	3,134,624	815,076
Loss in equity interest in Entlian Corp.		44,951
Provision for uncollectible accounts	186,329	183,000
Abandonment of equipment	-	242,809
Amortization of deferred financing costs and original issue discount	199,804	-
Change in operating assets and liabilities:
Increase in accounts receivable	(490,191)	(778,749)
(Increase) decrease in prepaid expense and other assets	648,483	(297,213)
Increase in accounts payable, accrued expenses and other liabilities	479,962	2,670,947
Net cash used in operating activities	(11,463,281)	(12,210,957)

Cash flows from investing activities
Acquisition of King of the Cage, Inc.	-	(3,250,000)
Acquisition of Cage Rage, net of cash acquired	-	(3,938,386)
Investment in Entlian Corp.	-	(1,000,000)
Purchase of fixed assets	(144,210)	(1,378,348)
Net cash used in investing activities	(144,210)	(9,566,734)

Cash flows from financing activities
Showtime Loan	4,000,000	-
Issuance of common stock and warrants for cash – Showtime	4,000,000	25,137,466
Proceeds from exercise of options and warrants – Showtime		158,548
Cash pledged as collateral for credit card facility	(133,407)	(277,500)
Net cash provided by financing activities	7,866,593	25,018,514

Cumulative translation adjustment	(52,404)	-

Net increase (decrease) in cash and cash equivalents	(3,793,302)	3,240,823

Cash and cash equivalents at beginning of period	4,427,303	7,295,825
Cash and cash equivalents at end of period	$634,001	$10,536,648

Supplemental disclosures of non-cash investing and financing activities:

In connection with the warrant issued to Showtime on January 5, 2007, the Company recorded the $608,000 value of the warrant as prepaid distribution costs.

At March 31, 2007, the Company reduced its registration rights liability related to the shares issued in an October 2006 private placement by $100,000, with a corresponding increase to paid-in capital.

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

During the nine months ended September 30, 2008, the Company issued 178,571 shares of common stock, previously recorded as common stock issuable, related to the KOTC acquisition.

During the nine months ended September 30, 2008, the Company accrued a liability of $487,500 for contingent consideration related to the KOTC acquisition.

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

See Note 9 for a description of events subsequent to September 30, 2008 that relate to operations.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of ProElite and its wholly-owned subsidiaries since formation or acquisition of these entities. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for its investment in Entlian Corp. in which ProElite has significant influence; this represents common stock ownership of at least 20% and not more than 50% (see Note 3).

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

The Company has earned revenue primarily from live event ticket sales, site fees, sponsorship, television license fees and pay per view fees. The Company also earns incidental revenue from merchandise and video sales and from online advertising, subscriptions and online store sales. Ticket sales are managed by third parties, ticket agencies and live event venues. Revenue from ticket sales is recognized at the time of the event when the venue provides estimated or final attendance reporting to the Company. Revenue from merchandise and video sales is recognized at the point of sale at live event concession stands. Revenue from sponsorship and television distribution agreements is recognized in accordance with the contract terms, which are generally at the time events occur. Website revenue is recognized as advertisements are shown, as subscription terms are fulfilled, and as products are shipped.

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

Advertising Expenses

Advertising is expensed as incurred. Total advertising expense was approximately $1,205,000 and $697,000 during the nine months ended September 30, 2008 and 2007 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains cash and cash equivalents with various commercial banks.  These bank accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times, cash balances at any single bank may be in excess of the FDIC insurance limit.  The deposits are made with reputable financial institutions and the Company does not anticipate realizing any losses from these deposits.

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

SFAS No. 142 requires goodwill and other indefinite-lived intangible assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. During the nine months ended September 30, 2008, the Company modified its operating plan for its Cage Rage subsidiary, due to its recent operating performance, and as a result recorded a charge of approximately $7.2 million to reduce the carrying value of goodwill and acquired intangible assets to their estimated fair values. Additionally, as of September 30, 2008, management assessed the financial performance of and market conditions affecting its ICON and King of the Cage acquisitions. Management evaluated recent adverse economic trends in the Hawaii market and as a result recorded an impairment of approximately $2.3 million to reduce goodwill and acquired intangible assets from the ICON acquisition to estimated realizable value. Management also evaluated industry trends, including increasing fighter purses and higher than anticipated promotion expenses in the Company’s King of the Cage subsidiary. Based upon this analysis, the Company recorded an impairment charge of approximately $4.3 million to reduce goodwill and purchased intangibles related to the King of the Cage to estimated fair value.

See Note 9 for a description of events subsequent to September 30, 2008 that relate to operations.

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

During the nine months ended September 30, 2008, management determined the warrants issued in 2008 in connection with the CBS distribution agreement had no future value as the likelihood of realizing gross profit on the CBS events was remote. Therefore, the entire $2.3 million value of these warrants was charged to cost of revenue during the three months ended June 30, 2008.

Prepaid Services

Prepaid services included in other assets represent the value of shares issued to MMA Live Entertainment, Inc. for fighter services. The value of the shares is being amortized to expense over the three-year term of the related agreement.  See Note 9.

Income Taxes

As of January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial settlements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have an effect on the Company’s consolidated financial statements.

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

Loss per Share

The Company utilizes Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds.

There were 4,956,797 and 1,016,165 shares under options at September 30, 2008 and 2007, respectively, that were not included in the calculation of loss per share as their inclusion would be antidilutive.  There were 30,172,970 and 19,692,384 shares under warrants at September 30, 2008 and 2007, respectively, that were not included in the calculation of loss per share as their inclusion would be antidilutive.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Going Concern

The Company has incurred losses from operations and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Although the Company had approximately $634,000 of cash at September 30, 2008, the Company continues to expend more cash than it brings in through operations.  On October 20, 2008, management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.  See Note 9.

The auditor's opinion contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 states substantial doubt exists about the Company's ability to continue as a going concern. The financial statements in this Quarterly Report on Form 10-Q do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

Note 3    Acquisitions and Investments

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

In the nine months ended September 30, 2008, the Company recorded an impairment charge of approximately $4.3 million to reduce the carrying value of goodwill and acquired intangible assets from the KOTC acquisition to their estimated fair value.  See Note 9 for events subsequent to September 30, 2008 related to discontinued operations.

Cage Rage

On September 12, 2007, the Company acquired the outstanding capital stock of two entities that promote MMA events: Mixed Martial Arts Promotions Limited, a British domiciled company (“MMAP”), and Mixed Martial Arts Productions Limited, a British domiciled company (“MMAD”) (collectively “Cage Rage”). The acquisition gave the Company an event promotion business in the United Kingdom. The total purchase price was $8.6 million consisting of: $4,000,000 cash paid at closing, 500,000 shares of restricted common stock issued in October 2007, $1,000,000 cash to be paid in September 2008 plus $100,398 of direct transaction costs. The Company valued the common stock to be issued at $3.5 million, or $7.00 per share.

The purchase price was allocated approximately $0.9 million to accounts receivable, $0.1 million to tangible assets, $1.7 million to amortizable intangible assets, $3.8 million to non-amortizable intangible assets, $0.5 million to accounts payable and $2.6 million to goodwill.

In the nine months ended September 30, 2008, the Company recorded an impairment charge of approximately $7.2 million to reduce the carrying value of goodwill and acquired intangible assets from the Cage Rage acquisition to their estimated fair value.

Future Fight Productions, Inc.

On December 7, 2007, the Company acquired substantially all the assets of Future Fight Productions, Inc., (“ICON”) a promoter of MMA events primarily in Hawaii. The acquisition gave the Company additional promotion talent and access to fighters and venues. The assets acquired consisted primarily of a brand name. Additionally the owner of ICON signed a consulting contract with the Company to continue promoting ICON and other Company-run events. The total purchase price was $2.35 million consisting of: $350,000 cash paid at closing and 200,000 shares of restricted common stock, 100,000 of which were issued at closing and the remaining 100,000 are issuable over 3 years. Additionally, the Company will issue, in three equal installments, 50,000 shares of restricted common stock in connection with the consulting agreement with the seller. The shares were valued at $10 per share. The purchase price was allocated approximately $0.4 million to amortizable intangible assets, $0.6 million to non-amortizable assets and $1.3 million to goodwill. The value of the shares to be issued for the consulting agreement, $500,000, will be recorded into expense ratably over the service period.

In the nine months ended September 30, 2008, the Company recorded an impairment charge of approximately $2.3 million to reduce the carrying value of goodwill and acquired intangible assets from the ICON acquisition to their estimated fair value.

SpiritMC

On September 18, 2007, the Company made an investment in Entlian Corporation (“SpiritMC”), a South Korean company promoting MMA events in South Korea. The investment gave the Company access to event promotion in South Korea and to fighters and venues under contract with SpiritMC. The cost of the investment was $2 million consisting of $1 million cash and $1 million in restricted common shares (100,000 common shares valued at $10.00 per share). The $10.00 per share valuation resulted from the Company’s guarantee of a minimum per share value of $10.00 to Entlian. If the Company’s quoted market price is below $10 per share on the date the lock up period expires in March 2009, the Company is required to issue up to 100,000 additional common shares. The Company has not issued the additional common shares.

The Company acquired approximately 54% of SpiritMC’s common stock. This ownership percentage will dilute down to approximately 32% when SpiritMC’s existing debt facility with a third party mandatorily converts to common stock at any time but no later than January 2010. The Company has one third of the seats on SpiritMC’s Board of Directors, and therefore will not exercise control over SpiritMC. The Company has also determined that it is not the primary beneficiary. As such, the Company accounts for the investment in SpiritMC using the equity method. The Company recorded a charge of approximately $78,000 and $271,000, representing the Company’s share of SpiritMC’s loss for the three and nine months ended September 30, 2008.  See Note 9 for a further discussion related to events subsequent to September 30, 2008.

Note 4    Fixed Assets, Net

Fixed assets, net consisted of the following:
	September 30, 2008	December 31, 2007
Computer, office and video production equipment	$573,535	$535,581
Transportation equipment	26,702	-
Furniture and fixtures	340,717	325,481
Live event set costs	234,865	236,780
Leasehold improvements	232,835	231,335
Computer software	98,787	66,193
Internet domain names and other	60,419	28,280
Website development costs	349,976	349,976
	1,917,836	1,773,626
Accumulated depreciation and amortization	(706,244)	(345,078)
	$1,211,592	$1,428,548

Note 5    Liabilities

Notes Payable - Showtime

The Company owed the following principal on notes payable:
	September 30, 2008	December 31, 2007
Note payable – Showtime due March 31, 2009	$1,822,086	$1,822,086
Note payable – Showtime due June 17, 2009	3,500,000	-
Note payable – Showtime due June 18, 2009	1,000,000
Original issue discount and warrant value, unaccreted portion	(459.735)	-
Accrued interest	185,874	-

Total	$6,048,225	$1,822,086

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

On September 10, 2008, the Company entered into a Senior Secured Note Purchase Agreement with Showtime.  The note has a face value of $1,000,000 and a first priority security interest in the unpledged assets of the Company.  The note accrues interest at 10% per annum payable at maturity.  The note matured on June 18, 2009.

See Note 9 for a further discussion related to events subsequent to September 30, 2008.

Note 6    Litigation and Potential Claims

On December 14, 2006, the Company received a demand letter (the “Demand Letter”) from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The Demand Letter alleged that the Company entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting the Company in raising financing, and that the Company or its directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company. The Company denies Wallid’s allegations, and denies that it has breached any obligations to Wallid.  Wallid and the Company filed suits and countersuits in federal and state courts.  In December 2008, the Company settled the lawsuits by agreeing to issue 4,000,000 shares of the Company's common stock valued at $10,200,000 and cash payments totalling $1,150,000.  The Company recognized this amount as legal expense in general and administrative expenses.

The Company was a defendant to other lawsuits that have been settled and which did not have a material impact to the Company’s operations or financial condition.  See Note 9.

Note 7    Shareholders’ Equity

CBS and Showtime

In connection with a television distribution agreement, the Company and Showtime, an affiliate of CBS, entered into a Subscription Agreement dated as of February 22, 2008 pursuant to which the Company agreed to issue two warrants to Showtime (the "New Warrants") each for the purchase of 2,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The first New Warrant vests immediately and is for a term of five years from February 22, 2008. The second New Warrant vests in four equal tranches of 500,000 shares with each respective tranche to vest if an Event is broadcast pursuant to the Broadcast Agreement. The term of each tranche is five years from the date that such tranche vests. Pursuant to an Investor Rights Agreement between the Company and Showtime dated as of February 22, 2008, the Company granted to Showtime certain registration rights with respect to the shares issuable upon exercise of the New Warrants, and Showtime agreed that such shares and the New Warrants are subject to certain transfers restrictions until March 5, 2009. The value of the first New Warrant computed using a Black-Scholes model was approximately $2.3 million and is expected to be charged as an expense to operations on the dates of the first four broadcasts under the television distribution agreement. The value of the second New Warrant computed using a Black-Scholes model was approximately $2.5 million and will be charged to operations on the dates of the first four broadcasts under the television distribution agreement. During the nine months ended September 30, 2008, the Company expensed approximately $2.8 million relating to these warrants.

Additionally, Showtime exercised part of the warrants previously issued to Showtime in January 2007. The exercise was for an aggregate of 2,000,000 shares of the Company's Common Stock (the "Warrant Shares") resulting in proceeds to the Company of $4,000,000.

On June 18, 2008 in connection with the $3.5 million face value note payable, the Company issued to Showtime a three-year warrant to purchase 100,000 shares of common stock at $0.01 per share. The value of this warrant calculated using a Black-Scholes model was $149,040 and will be charged to interest expense over the term of the note using the effective interest method.  See Note 9 for a further discussion related to events subsequent to September 30, 2008.

Stock-Based Compensation

The Company adopted its 2006 Stock Option Plan and amended the plan in 2007, reserving a total of 8,000,000 shares. The plan provides for the issuance of statutory and non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options granted under the plan generally vest quarterly over four years and have a life of 10 years. As of September 30, 2008, options to purchase 4,956,757 shares of common stock had been granted under the plan.

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the quarters ended September 30, 2008 and 2007, the Company incurred approximately $0.5 million and $0.3 million, respectively, of expense related to stock based compensation under this plan and approximately $0.5 million and $.5 million, respectively, of expense related to warrants. For the nine months ended September 30, 2008 and 2007, the Company incurred approximately $1.6 million and $0.7 million, respectively, of expense related to stock based compensation under this plan and approximately $1.4 million and $3.4 million respectively, of expense related to warrants.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Risk-free interest rate	1.84% - 3.41%	4.07 -4.70%
Expected life, in years	5.8 - 6.0	6.0
Expected volatility	96.0%	60.0%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the nine months ended September 30, 2008:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	4,875,859	$2.77
Granted	1,450,000	$2.04
Forfeited	(1,617,500)	$2.68
Expired	(1,562)	$2.00
Exercised	-	$-
Outstanding at September 30, 2008	4,706,797	$2.58
Exercisable at September 30, 2008	3,021,173	$2.35

At September 30, 2008 the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was approximately $4.9 million and $3.4 million, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1.25 and $1.25, respectively. The weighted-average remaining life of outstanding and exercisable options at September 30, 2008 was 7.6 years and 2.1 years, respectively.

At September 30, 2008 there was approximately $5.8 million of unrecognized compensation cost related to non-vested options, which is being expensed through 2012.

During the nine months ended September 30, 2008, the Company granted 1,700,000 options to employees and a director in individual grants ranging from 20,000 to 100,000 options. The options have exercise prices of $2.00, vest over three to four years and have terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $0.1 million and is being amortized on a straight-line basis over the respective vesting periods.

Warrants

The Company uses a Black-Scholes option pricing model to estimate the fair value of warrants with the assumptions noted in the following table.
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Risk-free interest rate	1.87% - 2.71%	4.07 - 4.7%
Expected life, in years	1.5 - 3.1	5.8 - 6.5
Expected volatility	96.0%	60.0%
Dividend yield	0.0%	0.0%

The following table represents warrant activity for the nine months ended September 30, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	30,500,137	$2.85
Granted	4,817,000	$2.60
Expired	(47,917)	$4.96
Forfeited	(346,250)	$7.20
Exercised	(4,750,000)	$2.00
Outstanding at September 30, 2008	30,172,970	$2.89
Exercisable at September 30, 2008	11,777,304	$3.05

At September 30, 2008 the aggregate intrinsic value of warrants outstanding and the aggregate intrinsic value of warrants exercisable was approximately $19.1 million and $10.7 million, respectively. The weighted-average remaining life of outstanding and exercisable warrants at September 30, 2008 was 4.3 years and 4.1 years, respectively.

At September 30, 2008 there was approximately $24.7 million of unrecognized cost related to non-vested warrants (including approximately $23.7 million of unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed through 2012.

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

See Note 9 for a further discussion related to events subsequent to September 30, 2008.

Note 8    Related Party Transactions

The Company earns revenue from and incurs expenses to Showtime and CBS in connection with a television production and distribution agreement. The Company recorded revenue for television license fees of $0.9 million and $0.4 million during the three months ended September 30, 2008 and 2007, respectively and $2.1 million and $0.4 million during the nine months ended September 30, 2008 and 2007, respectively. The Company incurred television production expenses charged by Showtime of approximately $0.6 million during the three months ended September 30, 2008 and approximately $1.1 million during the nine months ended September 30, 2008. The Company also incurred non-cash expenses of $0.1 million and $0.1 million for warrant vesting and amortization of prepaid distribution costs for the three months ended September 30, 2008 and 2007, respectively, and $3.0 million and $0.2 million during the nine months ended September 30, 2008 and 2007, respectively.

In October 2006, the Company entered into a three-year term consulting agreement and is charged a monthly fee of $30,000, which is subject to 5% annual increases, by Santa Monica Capital Partners II (“SMCP”) for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. The Company paid $94,500 and $90,000 to SMCP for this monthly fee during the three months ended September 30, 2008 and 2007, respectively, and $274,500 and $270,000 during the nine months ended September 30, 2008 and 2007, respectively. Additionally, the Company incurred costs for other services provided to SMCP of approximately $39,000 and $106,000 during the three months ended September 30, 2008 and 2007, respectively, and $103,000 and $158,000 during the nine months ended September 30, 2008 and 2007, respectively.

On June 18, 2008, the Company issued to Showtime a note payable with $3.5 million principal and warrants to purchase 100,000 shares of common stock. This transaction is more fully described in Note 7.

Note 9                      Subsequent Events

On October 20, 2008,  management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.   All entities and transactions discussed above are operations that are the subject of this Board action and, in the future, will be reported as discontinued operations in the financial statements.

On February 5, 2009, CBS and Showtime entered into a General Mutual Release and Termination Agreement (the “Release and Termination Agreement”) with the Company and certain of its subsidiaries pursuant to which the parties agreed to a mutual release and termination of any and all claims, agreements, debts, liens, damages or liabilities of any nature, now existing or hereafter arising, including, without limitation, termination of the Distribution Agreement, the Note Purchase Agreement and the Security Agreement and cancellation of all indebtedness of the Issuer to Showtime under the promissory notes dated December 17, 2007 (as amended June 17, 2008), June 18, 2008 and September 10, 2008. Notwithstanding the foregoing, the Release and Termination Agreement excluded certain matters which shall continue in full force and effect. Under this agreement, the Company will record a gain resulting from debt forgiveness in the first quarter of 2009.

On February 5, 2009, ProElite, Inc. (the “Company”) and its wholly-owned subsidiary, EliteXC Live (together with the Company, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from the Sellers certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets.Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  The license fee is payable to the Sellers until February 28, 2012, subject to limited extensions. The Purchase Agreement contains typical representations and warranties by the Sellers regarding the Sellers’ business, operations and financial condition.  Each party agreed to indemnify the other party for breaches of representations, warranties, and covenants, subject to certain limitations. In connection with the closing of the transactions under the Purchase Agreement, the Sellers also entered into certain non-exclusive license agreements with Strikeforce, pursuant to which Strikeforce will license from the Sellers certain trademarks and other specified intellectual property. .  As a result of the Purchase Agreement, the Company is entitled to receive license fee income on certain Strikeforce productions through the second quarter of 2012. Due to the sale, the Company will recognize a gain on sale of assets in the first quarter of 2009.

On May 13, 2009, ProElite, Inc. and EliteXC, Inc. (together as “Company”) entered into an agreement with Kevin Ferguson (“Fighter”) pursuant to which the Company obligation to provide future bouts and payments to Fighter was retired and the unarmed combatant promotional agreement as amended (the “UCPA Agreement”) between the Company and Fighter was terminated (the “Termination Agreement”).  Under the terms of the Termination Agreement, Company and Fighter agreed that except for certain ancillary rights previously granted and defined under the UCPA Agreement (the “Ancillary Rights”), the UCPA Agreement and all rights and obligations arising thereunder were terminated and Company and Fighter  mutually released each other with respect to, among other things, any and all claims, agreements, debts, liens, damages or liabilities of any nature, including, without limitation, any liabilities arising under the UCPA Agreement. It was further agreed under the Termination Agreement that none of the parties shall be required to make any further payment to another Party in connection with the UCPA Agreement.

On July 9, 2009, the Company, Mark Burnett and his affiliate JMPB, Inc. entered into a Settlement Agreement and Mutual Release. Under the release, the parties terminated the following agreements between them, except as to certain limited provisions: (1) an agreement related to a reality television series then-entitled “Mixed Martial Arts Reality Show” (a/k/a “Bully Beatdown”), (2) a Subscription Agreement and together with certain other parties, an Investor Rights Agreement; (3) a warrant issued to Burnett dated as of May 17, 2007 (as amended, the “Warrant”); (4) an Amendment to Warrant and Related Agreements (“First Underlying Amendment”) as of June 28, 2007, and (5) a Second Amendment to Warrant and Related Agreements (“Second Underlying Amendment”) as of June 1, 2008 (the Underlying Agreement, Subscription Agreement, Investor Rights Agreement, Warrant, First Underlying Amendment and Second Underlying Amendment are collectively referred to herein as the “Underlying Documents”). The terminated agreements principally related to the Company’s prior rights with respect to the exploitation and development of the Series, and equity rights arising from the Warrant and related investor rights. In addition, the parties settled and resolved fully and finally any and all grievances, disputes, controversies, differences, and claims between the parties arising out of or relating to the Underlying Documents that exist or may exist between them, as of the date of the release.

On July 10, 2009 the Company in an effort to settle contingent liabilities consummated a strict foreclosure under the California Commercial Code in which an entity affiliated with Terry Trebilcock and Juliemae Trebilcock (the “Secured Parties”) acquired all of the outstanding stock of the Company’s wholly-owned subsidiary, King of the Cage, Inc. (“KOTC”) and certain other related assets.  The strict foreclosure was effected pursuant to an Acceptance Of Collateral In Full Satisfaction Of Obligations At Less Than Face Value And Purchase Agreement, dated July 9, 2009 (the “Agreement”) between the Company, on the one hand, and the Secured Parties and their affiliated entity, KOTC Acquisition, LLC (“Acquisition”), on the other hand.  Mr. Trebilcock was the President of KOTC at the time the strict foreclosure was consummated.  In addition to settling all outstanding claims, allegations and prior contracts between them, the Company received at closing certain earn-out rights, as described below and the Acquiror and the Secured Parties accepted the KOTC stock, in a “strict foreclosure”, in full satisfaction of all prior obligations between the parties.

Effective October 12, 2009, the Company entered into a Strategic Investment Agreement with Stratus Media Group, Inc. (“SMGI”) pursuant to which the Company agreed to sell to SMGI, and SMGI agreed to purchase from the Company, shares of the Company’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of the Company.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of the Company as of the closing plus (b) any shares of the Company’s Common Stock issued after the closing upon exercise or conversion of any derivative securities of the Company outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares is $2,000,000 which will be used by the Company for payment of outstanding liabilities, general working capital and other corporate purposes and repayment of all amounts due under a note of the Company with respect to advances made to the Company by SMGI of $100,000.  Upon closing, all of the current directors of the Company resigned and the board of directors of the Company will consist of two designees of SMGI and one designee of the Company.  Paul Feller, SMGI’s Chief Executive Officer, became the Company’s Chief Executive Officer.  Certain present and former key Company executives continued with the Company.  The acquisition was completed on June 14, 2011.

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

On October 20, 2008,  management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.   All entities and transactions discussed above are operations that are the subject of this Board action and, in the future, will be reported as discontinued operations in the financial statements.  For this financial statement presentation only, the operations are reported as continuing operations.

Results of Operations

For the three months ended September 30, 2008.

Revenue

Revenue from live events, consisting primarily of ticket sales, site fees and sponsorship, was $1,538,858 for the three months ended September 30, 2008 compared to $1,100,102 for the three months ended September 30, 2007. The increase was due to higher operating activity in the second quarter of 2008 compared to the second quarter of 2007 when the Company commenced operations and to newly acquired subsidiaries. The Company’s EliteXC subsidiary earned revenue of approximately $1.5 million from promoting six events in the third quarter of 2008.  Also, the Company’s KOTC and Cage Rage subsidiaries, which were acquired in September 2007, earned live event revenues of $0.4 million and $0.6 million, respectively, during the third quarter of 2008.

Revenue from pay-per-view programming (PPV) and television licensing was $544,085 for the three months ended September 30, 2008.

The Company began earning television license fees in 2008 under the distribution agreement with Showtime and under the distribution agreement with CBS signed in 2008. In 2007, the Company earned no television license fees from Showtime or CBS. In the third quarter of 2008, the Company received television license fees of $505,000 from Showtime and CBS.

Revenue from our website was $89,638 for the three months ended September 30, 2008.

Other revenues, which includes DVD sales and fees for licensing fighters under contract, was $184,031 for the three months ended September 30, 2008.

Cost of revenue

Cost of revenue for live event production (excluding expenses payable to Showtime and CBS) was $2,954,789 for the three months ended September 30, 2008 compared to $3,390,808 for the three months ended September 30, 2007. Live event production costs consist principally of fighters purses, arena rental and related expenses (e.g., staffing, staging, and video equipment rental), event-specific marketing expenses (e.g., Internet, radio and television advertising, posters and street teams), and travel. Live event production costs increased primarily due to inclusion of the KOTC and Cage Rage subsidiaries (acquired in September 2007). Cost of revenue for KOTC and Cage Rage were approximately $0.3 million and $0.6 million, respectively, for the quarter ended September 30, 2008. Our EliteXC subsidiary incurred costs of approximately $1.9 million to promote six events in the third quarter of 2008.

Additionally, we incurred related-party production costs for television production by Showtime of $591,571 for the three months ended September 30, 2008 compared to $705,195 for the three months ended September 30, 2007. The decrease was as a result of the terms of the distribution agreement with Showtime. This agreement called for the Company to pay production expenses in 2007 but not in 2008 for events distributed on Showtime.

Cost of revenue for our website was $41,824 for three months ended September 30, 2008.

Marketing expenses

Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $0 for the quarter ended September 30, 2008 compared to $119,022 for the quarter ended September 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants.

Website operations

Website operations expenses were $213,396 for the three months ended September 30, 2008 compared to $1,031,185 for the three months ended September 30, 2007. The decrease was due primarily to staffing reductions initiated in January 2008.

Live events operations

Live events operations expenses were $2,142,381 for the three months ended September 30, 2008.  Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events. The increase was primarily the result of acquiring KOTC and Cage Rage in September 2007. KOTC and Cage Rage incurred operating expenses of approximately $0.3 million and $1.4 million, respectively, during the quarter ended September 30, 2008.

General and administrative expenses

General and administrative expenses were $4,808,981 for the three months ended September 30, 2008 compared to $3,905,073 for the three months ended September 30, 2007. A significant component of general and administrative expenses was non-cash expense related to option and warrant grants of approximately $0.9 million in the third quarter of 2008 versus approximately $3.1 million in the third quarter of 2007. The decrease in option and warrant expense was primarily due to exercisable warrants issued to JMBP, Inc. in June 2007. The increase in general and administrative expenses was also due to higher employee head count resulting in wages of approximately $0.9 million in the third quarter of 2008 versus $0.4 million in the third quarter of 2007 and consulting fees of $0.4 million in the third quarter of 2008 versus $0.3 million in the third quarter of 2007. Also, legal expenses increased to $0.3 million in the third quarter of 2008 from $0.1 million in the third quarter of 2007.

In the first and second quarters of 2008, the Company reduced staffing and did not rehire for open positions resulting from employee turnover in an effort to cut costs.

During the three months ended September 30, 2008, the Company recognized impairment charges totaling approximately $4,971,445 related to goodwill and non-amortizable intangible assets and other assets resulting from the acquisitions of CageRage, KOTC and ICON.

For the nine months ended September 30, 2008.

Revenue

Revenue from live events, consisting primarily of ticket sales, site fees and sponsorship, was $6,723,648 for the nine months ended September 30, 2008 compared to $3,341,940 for the nine months ended September 30, 2007. The increase was due to higher operating activity in 2008 compared to 2007 when the Company commenced operations and to newly acquired subsidiaries. The Company’s EliteXC subsidiary earned revenue of approximately $4.0 million from promoting thirteen events in 2008. The Company’s KOTC and Cage Rage subsidiaries, which were acquired in September 2007, earned live event revenues of $1.2 million and $1.5 million, respectively, during 2008.

Revenue from pay-per-view programming (PPV) and television licensing was $858,226 for 2008.

The Company began earning television license fees in 2008 under the distribution agreement with Showtime and under the distribution agreement with CBS signed in 2008. In 2007, the Company earned no television license fees from Showtime or CBS. In 2008, the Company received television license fees of $2,530,000 from Showtime and CBS.

Revenue from our website was $325,092 for the nine months ended September 30, 2008.  The revenues for 2008 are primarily due to licensing the Company’s social networking technology.

Other revenues, which includes DVD sales and fees for licensing fighters under contract, was $584,867 for the nine months ended September 30, 2008. The revenues for 2008 are due to the Company releasing DVD titles of its live events for sale during the and to the acquisition of KOTC, which had DVD distribution agreements in place at acquisition.

Cost of revenue

Cost of revenue for live event production (excluding expenses payable to Showtime and CBS) was $9,148,703 for the nine months ended September 30, 2008 compared to $9,356,265 for the nine months ended September 30, 2007. Live event production costs consist principally of fighters purses, arena rental and related expenses (e.g., staffing, staging, and video equipment rental), event-specific marketing expenses (e.g., Internet, radio and television advertising, posters and street teams), and travel. Live event production costs increased primarily due to inclusion of the KOTC and Cage Rage subsidiaries (acquired in September 2007). Cost of revenue for KOTC and Cage Rage were approximately $1.0 million and $2.0 million, respectively, for the nine months ended September 30, 2008. Our EliteXC subsidiary incurred costs of approximately $7.2 million to promote thirteen events in 2008.  The increase in EliteXC’s expenses was primarily due to producing more events resulting in increases in fight purses to $2.4 million in 2008 from $1.2 million in 2007, arena and related expenses to $1.2 million in 2008 from $0.4 million in 2007, and event-specific marketing to $0.5 million from $0.3 million in 2007. These increases were partially offset by reduced production spending of $0.2 million in 2008 versus $1.0 million in 2007 primarily due to no Barker shows produced in 2008 (i.e., event-specific promotional videos produced in 2007 for approximately $0.6 million) and a charge of $0.3 million for set equipment abandoned in 2007.

Additionally, we incurred related-party production costs for television production by Showtime of $1,091,571 for the nine months ended September 30, 2008.  The terms of the distribution agreement called for the Company to pay production expenses in 2007 but not in 2008 for events distributed on Showtime. In 2008, the Company used Showtime’s production staff to produce the event broadcast on CBS in May 2008 and incurred expenses of approximately $1.1 million.

Cost of revenue for our website was $104,962 for nine months ended September 30, 2008 and consisted primarily of merchandise sold through our online store and Internet streaming expenses.

Marketing expenses

Marketing expenses primarily consist of marketing, advertising and promotion expenses not directly related to MMA events. Marketing, advertising and promotion expenses related directly to MMA events are charged to cost of revenue. Marketing expenses were $206,878 for the nine months ended September 30, 2008 compared to $246,049 for the nine months ended September 30, 2007 and primarily consisted of Internet and print advertising, public relations and marketing consultants.

Website operations

Website operations expenses were $1,603,860 for the nine months ended September 30, 2008 compared to $2,351,429 for the nine months ended September 30, 2007. The decrease was due primarily to staffing reductions initiated in January 2008.

In the first and third quarters of 2008, the Company reduced staffing and did not rehire for open positions resulting from employee turnover in an effort to cut costs.

Live events operations

Live events operations expenses were $4,865,263 for the nine months ended September 30, 2008.  Live events operations expenses consist primarily of wages and consultants’ fees related to day-to-day administration of the Company’s live events. The increase was primarily the result of acquiring KOTC and Cage Rage in September 2007. KOTC and Cage Rage incurred operating expenses of approximately $0.9 million and $2.6 million, respectively, during 2008.

General and administrative expenses

General and administrative expenses were $14,354,214 for the nine months ended September 30, 2008 compared to $10,879,726 for the nine months ended September 30, 2007. A significant component of general and administrative expenses was non-cash expense related to option and warrant grants of approximately $2.8 million in 2008 versus approximately $4.0 million in 2007. The decrease in option and warrant expense was primarily due to exercisable warrants issued to Burnett in June 2007 offset by additional option and warrant grants in 2008. Contributing to the increase in general and administrative expenses were higher employee head count resulting in wages and consulting fees of approximately $2.9 million in 2008 and consulting fees of $1.1 million in 2008. Legal expenses were $1.0 million in 2008, related primarily to ongoing litigation. Insurance expense was $0.5 million in and rent expense increased to $0.3 million in 2008 due to moving to new office space.

In the first and second quarters of 2008, the Company reduced staffing and did not rehire for open positions resulting from employee turnover in an effort to cut costs.

During the quarter ended September 30, 2008, the Company recognized impairment charges totaling approximately $14.0 million related to goodwill and non-amortizable intangible assets resulting from the acquisitions of Cage Rage, KOTC and ICON. The impairment charges were recorded to reduce the carrying value of goodwill and acquired intangible assets to estimated fair value. The Company recorded an impairment charge of approximately $5.2 million related to a change in the operating plan of Cage Rage and a charge of approximately $0.9 million related to future realization of assets acquired. The Company recorded an impairment charge of approximately $2.4 million related to unfavorable industry trends (i.e., increasing fighter purses) affecting KOTC. The Company recorded an impairment charge of approximately $1.8 million due to a recessionary economy affecting ICON’s market.

Liquidity and Capital Resources

Net cash used in operating activities was $11.5 million during the nine months ended September 30, 2008 compared to $12.2 million during the nine months ended September 30, 2007. The use of cash was primarily the result of net losses for the periods.

Net cash used in investing activities was $0.1 million during the nine months ended September 30, 2008 compared to $9.6 million during the nine months ended September 30, 2007. The decrease was due to less need for capital expenditures in the current year compared to the prior year when the Company was acquiring other entities.

Net cash provided by financing activities was $7.9 million during the nine months ended September 30, 2008 compared to $25.0 million during the nine months ended September 30, 2007. In the nine months ended September 30, 2008, the Company received $4.0 million from Showtime from the exercise of 2.0 million warrants at $2.00 per share in February 2008 and $3.0 million from the proceeds of the note payable issued June 2008. In the nine months ended September 30, 2007, the Company received $20.2 million from a private placement of common stock and warrants and received $5.0 million from Showtime for the issuance of 5 million shares of common stock and 6.7 million warrants exercisable at $2.00 per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In evaluating our internal controls as of December 31, 2007, our auditors noted several material weaknesses and a significant deficiency which we are working to address. The material weaknesses noted were: (1) The Company’s accounting records, policies and procedures were not adequately maintained or documented, and the accounting department did not have sufficient technical accounting knowledge. (2) Due to a lack of resources, the Company did not analyze financial and operating results in a timely manner, including spending by management and other officers. Additionally, the Company did not proactively review the legal contracts entered into for financial implications. (3) Departments did not always work in a cohesive manner, particularly in regards to required disclosures, due diligence and acquisitions, and grants of options and warrants. (4) A portion of the Company’s expenditures for live events are paid by and reimbursed to an executive/director in advance of review and approval of the charges. (5) The Company’s executives, directors and shareholders have business relationships requiring them to advise, manage and/or provide services to other businesses. The Company has engaged in transactions with some of these businesses. Due to the wide-ranging network of contacts and business relationships of our executives, directors and shareholders, the Company was not always able to devote sufficient resources to identify, monitor and report all transactions with such businesses in a timely manner. (6) The Company did not have an active audit committee.

(b) Changes in internal controls. The Company is in the early stages of taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. As of September 30, 2008, we did not have the necessary resources to complete such steps.  If we obtain such resources, we will bring all accounting and record maintenance in-house and creating centralized, on-site document repositories.  We will hire additional personnel in the accounting department with technical accounting and financial reporting experience suitable for a public company. We will also hire additional personnel in our legal department; We will implement a new Microsoft Dynamics/accounting software system. We will formally document Company policies and procedures; We will also implementing a purchase order and approval system and system of managerial approval prior to disbursement of funds; We will implement periodic reviews of budget and actual results by department managers; In order to improve communication throughout the Company and to identify transactions that may require disclosure, we will implement twice weekly meetings of department heads to communicate financial results and operational activities.  We will add three new independent Directors to our Board and key committees.  All of the foregoing depends on the availability of sufficient funds.

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

Date: November 18, 2011	PROELITE, INC.

	By:	/s/ Paul Feller
Paul Feller, Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Charles R. Bearchell
Charles R. Bearchell, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.