Form 10-K
period 2011-09-30
PROELITE, INC.
filed 2011-11-21
CIK 1015789

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2008

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      To ___________

Commission file number Commission File Number: 000-31573

ProElite, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
New Jersey	22-3161866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Blvd., Suite 1001
Los Angeles, CA 90025
(Address of Principal Executive Offices)

(310) 526-8700
(Issuer’s Telephone Number, Including Area Code)

________________________________________
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

As of the close of trading on March 31, 2009 there were 55,854,726 shares of Common Stock outstanding, shares of which 18,655,709 were held by non-affiliates. The aggregate market value of common shares held by non-affiliates, based on the average closing bid and asked prices on March 30, 2009, was approximately $373,114.

State issuer’s revenue for its most recent fiscal year: $12,560,407

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I.

Forward Looking and Cautionary Statements

This Form 10-Kcontains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

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

EliteXC, our fight brand, produces and promotes live events featuring the top fights in MMA while ProElite.com has created an MMA grassroots online social network.  We cross-promote our internet and live properties so that each can strengthen the other.

On October 20, 2008,  management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.   All entities and transactions discussed below are operations that are the subject of this Board action and will be reported as discontinued operations in the financial statements included in Item 7 of this report.

SHOWTIME

On November 8, 2006, the Company entered into a television distribution agreement with Showtime Networks (“Showtime”) to televise the Company’s live events. The agreement provides that the Company will provide a minimum number of events for the years 2007 through 2009. There was no license fee payable by Showtime on account of Showtime events in 2007 and the Company bore all costs and expenses for the events. License fees in 2008 and 2009 will be split between the Company and Showtime. For each event featured on pay-per-view, the Company will receive the proceeds received by Showtime, less the distribution fee and advances made by Showtime on the Company’s behalf for marketing, public relations and television production. Any revenues derived from the sale of the Company’s merchandise by Showtime, or through Showtime Networks’ website or telecasts will be split 70% to the Company and 30% to Showtime. In connection with this agreement, the Company issued a warrant to purchase 2.5 million shares of common stock at a per share exercise price of $2.00. These warrants were valued at $606,579, were recorded in prepaid distribution costs, and are being amortized into operations over a three-year period commencing November 2006.

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

In September 2008, Showtime and the Company engaged in discussions in connection with the potential purchase by CBS of certain assets owned by PEI in exchange for the forgiveness of the loans from Showtime as well as the placement of additional cash from Showtime and the return of Showtime’s equity investment.

These discussions ended on October 14, 2008, when Showtime advised PEI that it was ending all negotiations to purchase PEI’s assets.  The next day, October 15, 2008, Showtime sent to PEI a Notice of Default claiming that PEI failed to maintain the minimum cash balance under a Senior Secured Note Purchase Agreement and related Security Agreement.  Then on October 31, 2008, Showtime gave the Company a notice that it intended to sell all of the Company’s personal property, whether tangible or intangible, to the highest bidder at a public sale to be held on November 17, 2008.

On November 13, 2008, the Company received correspondence from CBS Corporation, on behalf of Showtime that the sale of assets of ProElite, Inc. and its subsidiaries originally scheduled for November 17, 2008 had been adjourned.

Finally, on February 5, 2009, CBS and Showtime entered into a General Mutual Release and Termination Agreement with the Company agreeing to a mutual release and termination of any and all claims, agreements, debts, liens, damages or liabilities of any nature.  This agreement was completed in conjunction with the Strikeforce Agreement outlined below.

STRIKEFORCE

On February 5, 2009 the Company entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from the Company certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets.  Consideration paid for the assets consisted of (i) $3 million in cash paid at closing into an escrow account for the benefit of the Elite XC’s vendors, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  After payment of vendors from escrow, the Company was able to retain approximately $300,000.  The license fee is payable to the Company until February 28, 2012, subject to limited extensions.

KOTC

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

On July 10, 2009 the Company in an effort to settle contingent liabilities consummated a strict foreclosure under the California Commercial Code in which an entity affiliated with Terry Trebilcock and Juliemae Trebilcock (the “Secured Parties”) acquired all of the outstanding stock of the Company’s wholly-owned subsidiary, King of the Cage, Inc. (“KOTC”) and certain other related assets.  The strict foreclosure was effected pursuant to an Acceptance Of Collateral In Full Satisfaction Of Obligations At Less Than Face Value And Purchase Agreement, dated July 9, 2009 (the “Agreement”) between the Company, on the one hand, and the Secured Parties and their affiliated entity, KOTC Acquisition, LLC (“Acquisition”), on the other hand.  Mr. Trebilcock was the President of KOTC at the time the strict foreclosure was consummated.  Management believes that any and all issues between the parties has been satisfactorily resolved.

In addition to settling all outstanding claims, allegations and prior contracts between them, the Company received at closing certain earn-out rights, as described below and the Acquiror and the Secured Parties accepted the KOTC stock, in a “strict foreclosure”, in full satisfaction of all prior obligations between the parties.

The Acquiror agreed to pay the Company an earn-out, subject to certain maximums, as follows

(i)   a specified percentage of the Secured Parties’ percentage interest in the net cash flow; plus

(ii)  a specified percentage of the Secured Parties’ percentage interest in any proceeds the Secured Parties actually receive from, generally, a sale of Acquiror or KOTC, or from distributions to the Secured Parties from issuances of debt or equity securities by Acquiror; plus

(iii) a specified percentage of the proceeds the Secured Parties actually receive in any sale of their equity interests in Acquiror or KOTC.

The earn-outs are subject to certain limitations, which vary depending on when the earn-out is paid.  The earn-out obligations were guaranteed by the Secured Parties.

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

On July 9, 2009, the Company, Mark Burnett and his affiliate JMPB, Inc. entered into a Settlement Agreement and Mutual Release. Under the release, the parties terminated the following agreements between them, except as to certain limited provisions: (1) an agreement related to a reality television series then-entitled "Mixed Martial Arts Reality Show" (a/k/a "Bully Beatdown"); (2) a Subscription Agreement and together with certain other parties, an Investor Rights Agreement; (3) a warrant issued to Burnett dated as of May 17, 2007 (as amended, the "Warrant"); (4) an Amendment to Warrant and Related Agreements ("First Underlying Amendment") as of June 28, 2007, and (5) a Second Amendment to Warrant and Related Agreements ("Second Underlying Amendment") as of June 1, 2008 (the Underlying Agreement, Subscription Agreement, Investor Rights Agreement, Warrant, First Underlying Amendment and Second Underlying Amendment are collectively referred to herein as the "Underlying Documents"). The terminated agreements principally related to the Company's prior rights with respect to the exploitation and development of the Series, and equity rights arising from the Warrant and related investor rights. In addition, the parties settled and resolved fully and finally any and all grievances, disputes, controversies, differences, and claims between the parties arising out of or relating to the Underlying Documents that exist or may exist between them, as of the date of the release.

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

CageRage

Pursuant to a purchase agreement dated September 12, 2007 among Belgravia Entertainment International Limited, John Faraday and the Company, on September 12, 2007 Belgravia sold to the Company all of the share capital of Mixed Martial Arts Promotions Limited, an English company, and the Mixed Martial Arts Productions Limited, an English company (together referred to as “CageRage”). The consideration for the shares of capital stock of the two companies is the payment to Belgravia of $1,219,000, the issuance of 500,000 restricted shares of the Company’s common stock and the payment of an additional $1,000,000 within three business days of the first anniversary of the closing of the transactions, as contemplated in the purchase agreement (subject to any offset for breach of warranty).  Management believes that the cessation of all operations n 2008 satisfactorily resolves any and all issues between the parties. Additionally, the Company repaid at closing (a) a loan by Integrated Technologies and Systems Limited in the amount of $2,600,000 and (b) a loan by Andrew Gear of $181,000, each made to Mixed Martial Arts Promotions Limited.

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

Effective October 3, 2008, ProElite, Inc. (the “Company”) entered into an amendment (the “Amendment”) to a license agreement with CBS Entertainment (“CBS”) originally dated January 10, 2008, as revised and dated February 21, 2008 (the “Agreement”) in connection with the production and licensing of live world-class mixed martial arts fight programs. Previously, CBS ordered an additional event under the Agreement from the Company scheduled to be presented on October 4, 2008, at The BankAtlantic Center in Sunrise, Florida (the “Sunrise Event”). The Company advised CBS that it was unable to deliver the Sunrise Event ordered by CBS for October 2008 under the current terms of the Agreement. Accordingly, the Company and CBS agreed to amend the Agreement whereby CBS would assume all expenses for the event and receive all revenue from the event. CBS advanced the estimated event costs according to an agreed upon budget in order for the Company to pay expenses related to the event. Additionally, the Company and CBS waived mutual exclusivity under the Agreement for the Sunrise Event.

On October 16, 2008, the Company received a Notice of Default and Reservation of Rights dated October 15, 2008 from Showtime Networks (“Showtime”). Showtime claimed in the notice that the Company has violated a debt covenant under a Senior Secured Note Purchase Agreement dated June 18, 2008, and related Security Agreement dated September 10, 2008, as amended by Amendment No. 1 thereto dated September 10, 2008, and related promissory notes, each as may be amended from time to time (the “Loan Agreements”), requiring the Company to maintain at least $550,000 of unrestricted funds with a nationally recognized financial institution. Approximately $6.3 million is outstanding under the Loan Agreements, which is secured by substantially all of the Company’s assets. The notice states that Showtime may, within three business days, exercise rights and remedies set forth in clauses (a) through (e) of Section 6.1 of the Security Agreement. These rights and remedies include: (a) exercising any and all rights as beneficial and legal owner of the Company’s assets; (b) selling or assigning the Company’s assets in whole or in part; (c) granting a license or franchise to use the Company’s assets in whole or in part; (d) suing, demanding, collecting or receiving in Showtime’s name and money property or receivable on account of or in exchange for the Company’s assets; or (e) exercising all voting, consensual or other powers of ownership pertaining to the Company’s assets as if Showtime were the sole and absolute owner thereof.

On October 31, 2008, Showtime gave the Company a notice pursuant to the Security Agreement, as amended, that it intends to sell all of the Company’s personal property, whether tangible or intangible, to the highest bidder at a public sale to be held on November 17, 2008. Showtime reserves its rights under the Security Agreement, as amended, and applicable law to adjourn or cancel the sale and thereafter dispose of such property in a public or private sale or in any other manner provided by applicable law.

On November 13, 2008, the Company received correspondence from CBS Corporation, on behalf of Showtime Networks, Inc. (Showtime), that the sale of assets of ProElite, Inc. and its subsidiaries originally scheduled for November 17, 2008 has been adjourned for no less than two weeks from that date. The correspondence also confirmed that Showtime will provide the Company with notice of intention to schedule a sale of assets.

On February 5, 2009, CBS and Showtime entered into a General Mutual Release and Termination Agreement (the “Release and Termination Agreement”) with the Company and certain of its subsidiaries pursuant to which the parties agreed to a mutual release and termination of any and all claims, agreements, debts, liens, damages or liabilities of any nature, now existing or hereafter arising, including, without limitation, termination of the Distribution Agreement, the Note Purchase Agreement and the Security Agreement and cancellation of all indebtedness of the Company to Showtime under the promissory notes dated December 17, 2007 (as amended June 17, 2008), June 18, 2008 and September 10, 2008. Notwithstanding the foregoing, the Release and Termination Agreement excluded certain matters which shall continue in full force and effect, including the Securities Purchase Agreement, the First Investor Rights Agreement (other than Sections 7, 8, 9 and 10 thereto), the Second Investor Rights Agreement, the Subscription Agreement, Warrant #1, Warrant #2, Warrant #3, Warrant #4 (other than Section 4.5 thereto), Warrant #5 (other than Section 4.5 thereto), Warrant #6 and any shares of common stock of the Issuer held by Showtime.

In conjunction with the Release and Termination Agreement discussed above, on February 5, 2009, ProElite, Inc. (the "Company") and its wholly-owned subsidiary, EliteXC Live (together with the Company, the "Sellers"), entered into an Asset Purchase Agreement (the "Purchase Agreement") and other related agreements with Explosion Entertainment, LLC ("Strikeforce"). Under the terms of the Purchase Agreement, Strikeforce acquired from the Sellers certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets.Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. ("Showtime"). The license fee is payable to the Sellers until February 28, 2012, subject to limited extensions. The Purchase Agreement contains typical representations and warranties by the Sellers regarding the Sellers' business, operations and financial condition. Each party agreed to indemnify the other party for breaches of representations, warranties, and covenants, subject to certain limitations. In connection with the closing of the transactions under the Purchase Agreement, the Sellers also entered into certain non-exclusive license agreements with Strikeforce, pursuant to which Strikeforce will license from the Sellers certain trademarks and other specified intellectual property. As a result of the Purchase Agreement, the Company is entitled to receive license fee income on certain Strikeforce productions through the second quarter of 2012. Due to the sale, the Company will recognize a gain on sale of assets in the first quarter of 2009.

STRATUS

Effective October 12, 2009, the Company entered into a Strategic Investment Agreement with Stratus Media Group, Inc. (“SMGI”) pursuant to which the Company agreed to sell to SMGI, shares of the Company’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of the Company.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of the Company as of the closing plus (b) any shares of the Company’s Common Stock issued after the closing upon exercise or conversion of any derivative securities of the Company outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares is $2,000,000 which will be used by the Company for payment of outstanding liabilities, general working capital and other corporate purposes and repayment of all amounts due under a note(s) of the Company with respect to advances made to the Company by SMGI of $100,000.   Certain present and former key executives of the Company will continue with the Company.  This transaction closed on June 14, 2011.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.  In addition, in light of the management decision on October 20, 2008 to restructure the Company, there is a risk that the Company may not be able to reinvigorate its business.

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

We hope  to produce events outside of the United States. Our production of live events overseas will subject us to the risks involved in foreign travel, local regulations, including regulations requiring us to obtain visas for our fighters, and political instability inherent in varying degrees in those markets. In addition, the licensing of our television and consumer products in international markets exposes us to some degree of currency risk. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

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

We hope to hold numerous live events each year. This schedule exposes our athletes who are involved in the production of those events to the risk of travel and event-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of our events exposes athletes and coaches to the risk of serious injury or death. Although we plan to provide the necessary and required health, disability and life insurance for our athletes on an event-by-event basis, this coverage may not be sufficient to cover all injuries they may sustain. Liability extending to us resulting from any death or serious injury sustained by one of the athletes during an event, to the extent not covered by our insurance, could adversely affect our operating results.

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

We face a variety of risks as we expand into new and complementary businesses.

We are a new company and are rapidly entering into new and complementary businesses. Risks of expansion may include:

●	potential diversion of management’s attention and other resources, including available cash, from our existing business;
●	unanticipated liabilities or contingencies;
●	reduced earnings due to increased costs;
●	failure to retain and recruit MMA athletes;
●	failure to maintain agreements for distribution;
●	inability to protect intellectual property rights;
●	competition from other companies with experience in such businesses; and
●	possible additional regulatory requirements and compliance costs.

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

The Company incurred losses of approximately $4.2 million in fiscal year 2006, $27.1 million during 2007 and $55.1 million during 2008. These losses are due largely to compensation expense, impairment charges related to prior year acquisitions, production, and production support in connection with the promotion of live mixed martial arts events, impairment charges as well as the amortization of prepaid distribution costs and warrant expense related to Showtime/CBS. In 2008, we generated approximately $13.1 million of revenue. As of December 31, 2008, the Company had negative working capital of $10.5 million.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other shareholders wanted it to occur.

As of December 31, 2008, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 80% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

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

Factors which may adversely affect market prices of the Company’s common stock.

Market prices for our common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to a future offering or acquisition;
●	changes in interest rates;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	variations in quarterly operating results;
●	changes in financial estimates by securities analysts;
●	the depth and liquidity of the market for our common stock;
●	investor perceptions of our company and the mixed martial arts industry generally; and
●	general economic and other national conditions.

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

In connection with our prior financings, the investors have been granted price protection provisions if the Company raises capital or issues derivative securities at less than the effective per share price paid by such investors. These provisions could require the Company to issue additional shares of its Common Stock, resulting in further dilution to our existing shareholders.

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

Additionally, Section 15(g) of the Securities Exchange Act of 1934 and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

As of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer had evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on such evaluation, such officers have concluded that, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting. In 2006, our auditors noted several material weaknesses and a significant deficiency, which we are working to address. The material weaknesses noted were: (1) the Company inadequately maintained accounting records, (2) accounting policies and procedures were not formally documented, and (3) the accounting department did not have sufficient technical accounting knowledge. The significant deficiency noted was that an affiliate did not provide adequate accounting for funds advanced by the Company.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the shareholders of our company may deem advantageous. These provisions:

●	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
●	allow shareholders to request that we call a special meeting of our shareholders only if the requesting shareholders hold of record at least a majority of the outstanding shares of common stock;
●	provide that the board of directors is expressly authorized to make, alter, amend or repeal our bylaws; and
●	provide that business to be conducted at any special meeting of shareholders be limited to matters relating to the purposes stated in the applicable notice of meeting.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 2. Description of Property

We maintain our corporate office at 12121 Wilshire Blvd., Suite 1001, Los Angeles, CA 90025.  The Company originally had a long-term lease running through July 2012. Monthly rent payments began at $25,176 and escalate to $36,472. As of April 20, 2009 the Company terminated its lease agreement for its corporate office space, surrendered the leasehold improvements with a net book value of approximately $319,000 and entered into a new agreement with the landlord for a three month lease term of Suite 1112 with monthly renewal options. The base rent is $8,000 per month.

In 2008, we also maintained a small office in the United Kingdom with monthly payments of approximately $2,000.

Item 3. Legal Proceedings

On December 14, 2006, the Company received a demand letter (the “Demand Letter”) from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The Demand Letter alleged that the Company entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting the Company in raising financing, and that the Company or its directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company. Wallid and the Company filed suits and countersuits in federal and state courts. On November 7, 2008, the Company settled the lawsuits. The settlement required the issuance of 5,000,000 shares of the Company’s common stock cash payments of $650,000 within 60 days of the settlement. In addition, a payment of $500,000 was due to Wallid on November 7, 2009. The $500,000 note could be settled in cash or 1,000,000 shares of the Company’s common stock. In 2009, the Company issued 4,000,000 shares of its common stock and the remaining 1,000,000 shares were transferred to Wallid by former officers and directors out of shares that they owned. The 4,000,000 shares of common stock were valued at $10,200,000. The Company recognized $11,350,000 as legal expense in general and administrative expenses in November 2008. The $500,000 note was paid with cash of $256,694 plus issuing 6,000,000 shares of the Company’s common stock in 2011.

The Company was a defendant to other lawsuits that have been settled and which did not have a material impact to the Company’s operations or financial condition.

Item 4. Submission of Matters to a Vote of Securities Holders

There were no submissions of matters to a vote of shareholders during the year ended December 31, 2008.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is not trading on any stock exchange. Shares of our Common Stock are quoted on Pink Sheets LLC under the symbol “PELE.pk”. On March 26, 2009, the last sales price for our stock quoted on Pink Sheets LLC was $0.02 per share.

There is little or no trading in our common stock. The following closing price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Period	High	Low
August 10, 2006 - June 30, 2007 (1)	$15.00	$12.00
July 1, 2007 - September 30, 2007	$15.00	$14.90
October 1, 2007 - December 31, 2007	$15.00	$7.50
January 1, 2008 - March 31, 2008	$7.50	$2.95
April 1, 2008 - June 30, 2008	$7.50	$3.40
July 1, 2008 - September 30, 2008	$8.00	$2.40
October 1, 2008 - December 31, 2008	$3.90	$0.70
January 1, 2009 - March 31, 2009	$2.05	$0.01

(1) To our knowledge, quoted trading activity first commenced during the calendar quarter ended June 30, 2007.

Holders

As of December 31, 2008 there were 120 holders of our common stock.

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

On February 5, 2009, CBS and Showtime entered into a General Mutual Release and Termination Agreement (the “Release and Termination Agreement”) with the Company and certain of its subsidiaries pursuant to which the parties agreed to a mutual release and termination of any and all claims, agreements, debts, liens, damages or liabilities of any nature, now existing or hereafter arising, including, without limitation, termination of the Distribution Agreement, the Note Purchase Agreement and the Security Agreement and cancellation of all indebtedness of the Company to Showtime under the promissory notes dated December 17, 2007 (as amended June 17, 2008), June 18, 2008 and September 10, 2008. Notwithstanding the foregoing, the Release and Termination Agreement excluded certain matters which shall continue in full force and effect, including the Securities Purchase Agreement, the First Investor Rights Agreement (other than Sections 7, 8, 9 and 10 thereto), the Second Investor Rights Agreement, the Subscription Agreement, Warrant #1, Warrant #2, Warrant #3, Warrant #4 (other than Section 4.5 thereto), Warrant #5 (other than Section 4.5 thereto), Warrant #6 and any shares of common stock of the Issuer held by Showtime.

In conjunction with the Release and Termination Agreement discussed above, on February 5, 2009, ProElite, Inc. (the "Company") and its wholly-owned subsidiary, EliteXC Live (together with the Company, the "Sellers"), entered into an Asset Purchase Agreement (the "Purchase Agreement") and other related agreements with Explosion Entertainment, LLC ("Strikeforce"). Under the terms of the Purchase Agreement, Strikeforce acquired from the Sellers certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets.Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. ("Showtime"). The license fee is payable to the Sellers until February 28, 2012, subject to limited extensions. The Purchase Agreement contains typical representations and warranties by the Sellers regarding the Sellers' business, operations and financial condition. Each party agreed to indemnify the other party for breaches of representations, warranties, and covenants, subject to certain limitations. In connection with the closing of the transactions under the Purchase Agreement, the Sellers also entered into certain non-exclusive license agreements with Strikeforce, pursuant to which Strikeforce will license from the Sellers certain trademarks and other specified intellectual property. As a result of the Purchase Agreement, the Company is entitled to receive license fee income on certain Strikeforce productions through the second quarter of 2012. Due to the sale, the Company will recognize a gain on sale of assets in the first quarter of 2009.

Item 6. Management’s Discussion and Analysis of Operations

Overview

On October 20, 2008,  management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.

SHOWTIME

In September 2008, Showtime and the Company engaged in discussions in connection with the potential purchase by CBS of certain assets owned by PEI in exchange for the forgiveness of the loans from Showtime as well as the placement of additional cash from Showtime and the return of Showtime’s equity investment.

These discussions ended on October 14, 2008, when Showtime advised PEI that it was ending all negotiations to purchase PEI’s assets.  The next day, October 15, 2008, Showtime sent to PEI a Notice of Default claiming that PEI failed to maintain the minimum cash balance under a Senior Secured Note Purchase Agreement and related Security Agreement.  Then on October 31, 2008, Showtime gave the Company a notice that it intended to sell all of the Company’s personal property, whether tangible or intangible, to the highest bidder at a public sale to be held on November 17, 2008.

On November 13, 2008, the Company received correspondence from CBS Corporation, on behalf of Showtime that the sale of assets of ProElite, Inc. and its subsidiaries originally scheduled for November 17, 2008 had been adjourned.

Finally, on February 5, 2009, CBS and Showtime entered into a General Mutual Release and Termination Agreement with the Company agreeing to a mutual release and termination of any and all claims, agreements, debts, liens, damages or liabilities of any nature.

STRIKEFORCE

On February 5, 2009 the Company entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from the Company certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets.  Consideration paid for the assets consisted of (i) $3 million in cash paid at closing into an escrow account for the benefit of the Elite XC’s vendors, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  After payment of vendors from escrow, the Company was able to retain approximately $300,000.  The license fee is payable to the Sellers until February 28, 2012, subject to limited extensions.

KOTC

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

The Acquiror agreed to pay the Company an earn-out, subject to certain maximums, as follows

(i)   a specified percentage of the Secured Parties’ percentage interest in the net cash flow; plus

(ii)  a specified percentage of the Secured Parties’ percentage interest in any proceeds the Secured Parties actually receive from, generally, a sale of Acquiror or KOTC, or from distributions to the Secured Parties from issuances of debt or equity securities by Acquiror; plus

(iii) a specified percentage of the proceeds the Secured Parties actually receive in any sale of their equity interests in Acquiror or KOTC.

The earn-outs are subject to certain limitations, which vary depending on when the earn-out is paid.  The earn-out obligations were guaranteed by the Secured Parties.

Discounted Operations

As a result of management’s decision to close or sell the operations, Cage Rage, King of the Cage and the live event operations of ProElite are treated as discontinued operations, and the revenues and expenses associated with these operations have been excluded from the particular revenue and expense line items on our consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 12 to our consolidated financial statements.

STRATUS

Effective October 12, 2009, the Company entered into a Strategic Investment Agreement with Stratus Media Group, Inc. (“SMGI”) pursuant to which the Company agreed to sell to SMGI, shares of the Company’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of the Company.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of the Company as of the closing plus (b) any shares of the Company’s Common Stock issued after the closing upon exercise or conversion of any derivative securities of the Company outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares is $2,000,000 which will be used by the Company for payment of outstanding liabilities, general working capital and other corporate purposes and repayment of all amounts due under a note(s) of the Company with respect to advances made to the Company by SMGI of $100,000.   Certain present and former key executives of the Company will continue with the Company.  The SMGI transaction closed on June 14, 2011.

Results of Operations for the Year Ended December 31, 2008, Compared to the Period December 31, 2007

Continuing Operations

Revenue / Cost of revenue / Gross profit

As a result of the decision to discontinue operations, the Company did not have any revenues, cost of revenue, and gross profit for the fiscal years ended December 31, 2008 and 2007.

General and administrative expenses

General and administrative expenses were $29,659,670 for the year ended December 31, 2008 compared to $17,694,203 for the year ended December 31, 2007. The increase was primarily related to higher option and warrant non-cash, stock-based compensation expense of approximately $9.2 million in 2008 versus approximately $5.2 million in 2007. We also had higher non-cash depreciation and amortization expenses of approximately $5.3 million in 2008 versus $1.4 million in 2007 due to capital expenditures and to amortization of capitalized values of warrants and common stock issued for prepaid services. The Company also had higher legal expenses in 2008 reflecting a $10.2 million legal settlement (see Item 3 for a discussion of the “Wallid” settlement).  The Company also recognized salaries expense of $4.4 million in 2008 versus $2.3 million in 2007.

Impairment Charges

In 2008 the Company incurred impairment charges of $1.3 million related to its investment in Entlian Corporatione.  There were no impairment charges in 2007.  The Company also recognized impairment charges of $13.8 million that are reported in discontinued operations.

Loss from continuing operations

The loss from continuing operations for the year ended December 31, 2008 was $31.9 million compared with $17.2 million for the year ended December 31, 2007. The increased loss is primarily attributable to the increased general and administration expenses reflecting the $10.2 million legal settlement.

Loss from discontinued operations

The following table reflects the details of the loss from discontinued operation.  Also please See Note 14 to the consolidated financial statements for further details related to discontinued operations.

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

King of the Cage	$(4,574,954)	$(50,110)

Cage Rage	(10,254,322)	(1,476,134)

ProElite (Live events and other)	(8,847,059)	(8,365,581)

	$(23,676,335)	$(9,891,825)

Liquidity and Capital Resources

Net cash used in continuing operations was $9,229,818 during the year ended December 31, 2008 compared to $11,573,808 for the year ended December 31, 2007. The use of cash was primarily the result of the Company being in the early phases of executing its business plan and incurring expenses in advance of establishing its brand and operations.

Net cash used in discontinued operations was $3,170,014 during the year ended December 31, 2008 compared to $7,442,131 for the year ended December 31, 2007.

Net cash provided by investing activities was $160,746 during the year ended December 31, 2008 compared to net cash used in investing activities of $10,883,890 for the year ended December 31, 2007 due primarily to the cash consideration of $3.25 million paid for the acquisition of King of the Cage, Inc., $4.1 million paid for the acquisition of Mixed Martial Arts Productions, Ltd., $0.4 million paid for the purchase of assets from Future Fight Promotions, Inc. (ICON), and $1 million paid to purchase a partial ownership interest in Entlian Corp. (SpiritMC) and to the purchase of equipment, furniture and leasehold improvements.

Net cash provided by financing activities was $8,000,000 during the year ended December 31, 2008 compared to $27,118,100 for the year ended December 31, 2007 due primarily to the issuance of common stock and warrants for $20.2 million in a private placement and to the issuance of common stock and warrants to Showtime for $5 million. The proceeds from the Showtime stock was used primarily for general operations, and the proceeds from the private placement were used to fund acquisitions, an investment and general operations.

The auditor's report states that substantial doubt exists about our ability to continue as a going concern. These financial statements do not contain any adjustments that may be required should we be unable to continue as an on-going concern.

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

As a result of the decision on October 20, 2008 by the Board of Directors to discontinue operations, we recorded impairment charges of $10.6 million for Cage Rage, $4.6 million for King of the Cage, and $2.4 million for ICON.

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

Item 7. Financial Statements

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

As of  December 31, 2008, the Company's management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective in timely and accurately alerting them to material information required to be included in the Company's periodic SEC filings.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2008.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2008:

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

Management of the Company takes very seriously the strength and reliability of the internal control environment of the Company. However, in view of the limited financial resources available as of December 31, 2008, the Company was unable to adequately address the control deficiencies.

Management acknowledges its responsibility for internal controls over financial reporting and, subject to available cash, will seek to improve those controls. In order to achieve compliance with Section 404 of the Act subject to available cash, we will perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

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

Changes in Internal Controls

There were no changes in Company's internal controls since the date of the last report filed in 2008.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance, Compliance with Section 16(A) Of The Exchange Act

The following table and text set forth the names of all directors and executive officers of our Company as of December 31, 2008. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated by our Company to become directors or executive officers. The brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

Our directors and executive officers in 2008 were as follows:

Name	Age	Position
Douglas DeLuca	41	Chairman of the Board, Chief Strategy Officer
Charles Champion	54	Chief Executive Officer, Director
David M. Marshall	45	Director
Gary Shaw	63	President of EliteXC Live, Director
Ken Hershman	44	Director
Clifford Hyatt	50	Director
William Kelly	44	Chief Operating Officer
Kurt Brendlinger	46	Secretary, Director
Kelly Perdew	41	President of ProElite.com
Gary Margolis	44	Director
Dale Bolen	39	Chief Financial Officer

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Doug DeLuca, former Chief Executive Officer	2008	$200,000	-	-	-	-	-	$200,000
	2007	$51,026	-	-	-	-	-	$51,026
Charles Champion, Chief Executive Officer	2008	$240,000						$240,000

Gary Shaw, President of EliteXC Live (2)	2008	$270,833	-		$-	-	$164,891	$435,724
	2007	$61,857	-	$84,556	-	-	$34,733	$181,146
Kelly Perdew, President of ProElite.com	2008	$221,875	-	$253,349	-	-	-	$475,224
	2007	$25,000	-	$6,819	-	-	-	$31,819

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

Stock Option Grants

The following table sets forth information as of December 31, 2008 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Doug DeLuca, former Chief Executive Officer	25,000	-	-	$0.60	10/03/09
Gary Shaw, President of EliteXC Live	250,000	-	-	$2.00	11/25/11
Kelly Perdew, President of ProElite.com	658,146	1,020,000	-	$2.00	01/07/17
Kelly Perdew, President of ProElite.com	15,000	-	-	$2.00	10/16/11
Kelly Perdew, President of ProElite.com	5,000	-	-	$2.00	12/15/11

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

During 2008, we granted 1,450,000 options under the 2006 Plan to purchase shares at exercise prices from $2.00 to $7.01 per share.  As of December 31, 2008, there were outstanding options under the 2006 plan to purchase approximately 4,170,820 shares of our common stock at a weighted average exercise price of approximately $2.42 per share.

During 2007, we granted 3,745,000 options under the 2006 Plan to purchase shares at exercise prices from $2.00 to $7.00 per share. As of December 31, 2007, there were outstanding options under the 2006 Plan to purchase approximately 4,875,859 shares of our common stock at a weighted- average exercise price of approximately $2.18 per share.

Compensation of Directors

During the years ended December 31, 2008 and 2007, we did not pay any of our directors any cash compensation for serving on the Board of Directors of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of December 31, 2008, there were 55,854,726 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2008, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o ProElite, Inc., 12121 Wilshire Boulevard, Suite 1001, Los Angeles, California 90025. This table is based upon information supplied by directors, officers and principal shareholders.

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

(15) Mr. Margolis and Mr. Hyatt were appointed directors pursuant to the Placement Agent Agreement with Hunter World Markets, Inc.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2008, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of o utstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,875,859	$2.77	3,439,270
Equity compensation plans not approved by security holders (a)	30,500,137	$2.85	-
	35,375,996	$2.83	3,439,270

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

Item 12. Certain Relationships and Related Transactions

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock as of December 31, 2008.

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

Item 14. Principal Accountant Fees and Services

Gumbiner Savett, Inc. audited our financial statements for the years ended December 31, 2008, December 31, 2007 and the period from inception (August 10, 2006) to December 31, 2006. The following table shows amounts billed by Gumbiner Savett, Inc. during the periods ended December 31, 2008, December 31, 2007 and 2006:

	2008	2007	2006
Audit fees	$254,000	$464,870	$25,000
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the review of our interim financial statements, review of our filings on Form SB-2 for securities registrations, and the audit of financial statements of King of the Cage, an acquisition closed in September 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ProElite, Inc.

We have audited the accompanying consolidated balance sheets of ProElite, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProElite, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with United States generally accepted accounting principles.

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

/s/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

November 18, 2011
Santa Monica, California

ProElite, Inc.
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$203,679	$4,427,303
Restricted cash	-	277,500
Accounts receivable, net of allowance of $328,562 and $255,901, respectively	-	338,596
Prepaid expenses	88,067	133,673
Current assets of discontinued operations	-	1,077,896
Total current assets	291,746	6,254,968
Fixed assets, net	731,759	1,428,548
Other assets
Intangible assets, net – discontinued operations	1,234,000	9,022,181
Goodwill – discontinued operations	-	6,238,652
Investment in Entlian/SpiritMC	-	1,848,003
Prepaid distribution costs, net	-	764,109
Prepaid license fees, net	-	111,052
Prepaid services, net	-	408,889
Deposits and other assets	92,235	143,915
Total other assets	1,326,235	18,536,801
Total assets	$2,349,740	$26,220,317
Liabilities and Shareholders’ Equity
Current liabilities
Note payable – Showtime	$6,342,556	$1,822,086
Accounts payable	2,606,931	1,531,342
Accrued expenses	879,566	733,638
Accounts payable and accrued expense - Showtime	-	125,000
Future payments due for acquired companies – discontinued operations	805,529	1,162,500
Accrued liabilities from predecessor company	346,572	346,572
Other accrued liabilities	54,611	-
West Coast Settlement - Discontinued Operations	150,000	150,000
Total current liabilities	11,185,765	5,871,138
Deferred rent and lease incentive	147,423	153,309
Note Payable	500,000
Total liabilities	11,833,188	6,024,447
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,854,726 and 51,659,488 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	5,586	5,166
Common stock to be issued	11,279,973	2,249,997
Additional paid-in-capital	66,247,158	49,404,897
Accumulated other comprehensive loss	(71,331)	(86,793)
Accumulated deficit	(86,944,834)	(31,377,397)
Total shareholders’ equity	(9,483,448)	20,195,870
Total liabilities and shareholders’ equity	$2,349,740	$26,220,317

See Notes to Consolidated Financial Statements

ProElite, Inc.
Consolidated Statements of Operations
	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenue	$-	$-

Pay per view and television licensing	-	-

Total revenue	-	-
Cost of revenue
Pay per view and television licensing	-	-

Total cost of revenue	-	-
Gross loss	-	-
O Operating expenses
General and administrative	29,659,670	17,694,203
Impairment and other charges	1,486,364	-
Total operating expenses	31,146,034	17,694,203
Operating loss from continuing operations	(31,146,034)	(17,694,203)
Loss on Disposal of Assets	(106,193)	-
Interest income (expense), net	(638,875)	458,486
Loss from continuing operations before income taxes	(31,891,102)	(17,235,717)
Income taxes	-	-
Loss from continuing operations	(31,891,102)	(17,235,717)
Discontinued operations
Loss from discontinued operations	(23,676,335)	(9,891,825)
Net loss	$(55,567,437)	$(27,127,542)

Loss per share from continuing operations - basic and diluted	$(0.58)	$(0.38)
Loss per share from discontinued operations – basic and diluted	$(0.43)	$(0.22)
N Net loss per share – basic and diluted	$(1.01)	$(0.60)
WWeighted average shares outstanding - basic and diluted	55,108,187	45,660,279

See Notes to Consolidated Financial Statements

ProElite, Inc.
Consolidated Statement of Shareholders’ Equity
For the years ended December 31, 2008 and 2007

	Common Stock				Additional		Total
	Issuable		Common Stock		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balance at December 31, 2006	-	$-	37,499,999	$3,750	$11,875,968	$(4,249,855)	$7,629,863

Common stock and warrant issued for cash - Showtime	-	-	5,000,001	500	4,999,500	-	5,000,000
Warrant issued to Showtime	-	-	-	-	608,000	-	608,000
Shares issued to MMA Live Entertainment, Inc.	-	-	320,000	32	639,968	-	640,000
Warrants exercised on a cashless basis by private placement investors and placement agents	-	-	4,846,330	485	(485)	-	-
Common stock and warrants issued for cash in private placement	-	-	3,214,286	321	20,137,145	-	20,137,466
Options and warrants exercised	-	-	78,872	8	158,540	-	158,548
Common stock to be issued for purchase of King of the Cage, Inc.	178,571	1,249,997	-	-	-	-	1,249,997
Common stock issued for purchase of “Cage Rage”	-	-	500,000	50	3,499,950	-	3,500,000
Common stock issued for investment in Entlian Corp.	-	-	100,000	10	999,990	-	1,000,000
Common stock issued and to be issued for ICON asset purchase	100,000	1,000,000	100,000	10	999,990	-	2,000,000
Compensation expense for stock options and warrants	-	-	-	-	5,186,331	-	5,186,331
Reduction of registration rights liability	-	-	-	-	300,000	-	300,000
Cumulative translation adjustment	-	-	-	-	-	(86,793)	(86,793)
Net loss	-	-	-	-	-	(27,127,542)	(27,127,542)

Balance at December 31, 2007	278,571	$2,249,997	51,659,488	$5,166	$49,404,897	$(31,464,190)	$20,195,870

Shares to be issued for services	64,280	79,973					79,973
Showtime warrant exercise	-	-	2,000,000	200	3,999,800		4,000,000
Underwriter warrant exercise	-	-	2,016,667	202	(202)	-	-
Shares issued to King of the Cage	(178,571)	(1,249,997)	178,571	18	1,249,979		-
Shares to be issued for legal settlement	4,000,000	10,200,000					10,200,000
Option and warrant expense	-	-			11,592,684		11,592,684
Net loss including currency adjustment	-	-		-	-	(55,551,975)	(55,551,975)

Totals at December 31, 2008	4,146,280	$11,279,973	55,854,726	$5,586	$66,247,158	$(87,016,165)	$(9,483,448)

See Notes to Consolidated Financial Statements

ProElite, Inc.
Consolidated Statements of Cash Flows

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net loss from continuing operations	$(31,891,102)	$(17,085,717)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Stock and warrant based compensation	9,188,199	5,186,331
Depreciation and amortization	30,119	173,312
Loss in equity interest	513,636	151,997
Impairment and other charges	1,334,367	-
Stock issued for services	35,330	-
Stock to be issued for a legal settlement	10,200,000
Amortization of deferred financing costs and original issue discount	-

Changes in operating assets and liabilities:
Prepaid expense and other assets	128,578	(87,382)
Accounts payable and accrued expenses	1,231,055	87,651

Net cash used in continuing operations	(9,229,818)	(11,573,808)

Discontinued operations:
Net loss on discontinued operations	(23,676,335)	(10,041,825)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	5,245,767	1,215,926
Loss on abandonment of fixed assets	106,193	241,798
Provision for doubtful accounts	250,320	255,901
Impairment and other charges	13,761,166	-
Amortization of deferred financing costs and original issue discount	379,536	-

Changes in discontinued operations operating assets and liabilities:
Accounts receivable	88,276	(371,624)
Prepaid expense and other assets	(50,097)	(258,639)
Accounts payable and accrued expenses	725,160	1,516,332

Net cash used in discontinued operations	(3,170,014)	(7,442,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of King of the Cage	-	(3,587,988)
Acquisition of Future Fight Productions Inc.	-	(350,000)
Acquisition of Cage Rage	-	(4,019,052)
Investment in Entlian	-	(1,000,000)
Cash received from the disposal of assets	28,611	-
Cash collateral received upon closing credit card facility	277,500	(277,500)
Property and equipment purchased	(49,330)	(414,595)
Property and equipment purchased — discontinued operations	(96,035)	(1,234,755)

Net cash provided by (used in) investing activities	160,746	(10,883,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash - Showtime, net of offering costs	4,000,000	-
Proceeds from exercise of options and warrants	-	158,548
Issuance of common stock and warrants for cash, net of offering costs	-	25,137,466
Loan proceeds - Showtime, discontinued operations	4,000,000	1,822,086

Net cash provided by (used in) financing activities	8,000,000	27,118,100

CUMULATIVE TRANSLATION ADJUSTMENT	15,462	(86,793)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,223,624)	(2,868,522)

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	4,427,303	7,295,825

CASH AND CASH EQUIVALENTS — END OF YEAR	$203,679	$4,427,303

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

In January 2008, the Company agreed to issue 35,714 shares to ONDA for services.  The shares were valued at $44,643.

In January 2008, the Company agreed to issue 3,566 shares to Cimmaron Group for services.

In March 2008, the Company's former underwriter exercised 2.75 million warrants on a cashless basis.  Approximately 2 million shares were issued.

In June 2008, the Company issued a note to Showtime with a face value of $3.5 million.

The Company received $3 million in cash.  The associated note discount of $500,000 was recorded in equity and was amortized into interest expense over the term of the note.

In June 2008, the Company issued a warrant to Showtime to purchase 100,000 shares of common stock in conjunction with the aforementioned note.  The warrant was valued at $149,040 and was amortized into expense over the term of the note.

In June 2008, the Company issued a warrant to Showtime to purchase 2 million shares of common stock in exchange for future services.  The warrant was valued at $2,255,445 and was fully expensed as of December 31, 2008.

In October 2008, the Company issued 25,000 shares for services.

On November 7, 2008, the Company agreed to issue 4,000,000 shares for legal settlement expense.

During 2008, shares of common stock were issued to the prior owners of King of the Cage as part of the agreed upon purchase price.  The shares were valued at $1,249,997 and were previously accounted for at the time of purchase in September 2007.

During 2008, the Company accrued an earn-out bonus of $650,000 associated with the purchase of King of the Cage.  The amount was capitalized into goodwill.

See Notes to Consolidated Financial Statements

ProElite, Inc.
Notes to Consolidated Financial Statements

Note 1    Basis of Presentation and Summary of Significant Accounting Policies

The Company

ProElite, Inc., a New Jersey corporation (the “Company”) is a holding company for entities that (a) organize and promote mixed martial arts matches, and (b) create an internet community for martial arts enthusiasts and practitioners. On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between us and the shareholders of Real Sport, Inc., a California corporation, we issued 25,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of Real Sport. As a result of this reverse merger transaction, Real Sport is now our wholly owned subsidiary, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, the Company completed a private placement of its securities with gross proceeds of $10,000,000. Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10, 2006 and September 13, 2006, respectively.

On October 20, 2008,  management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.   These operations are disclosed as discontinued operations (See Note 12).

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

Advertising Expenses

Advertising is expensed as incurred.  Total direct advertising expense was $1,575,163 during the year ended December 31, 2008 and $1,728,166 for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include deposit accounts and debt instruments of the United States government and its agencies and high-quality corporate issuers. All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains cash and cash equivalents with a commercial bank. These accounts are generally guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 or by the Securities Investor Protection Corporation (“SIPC”) up to $500,000. At times, balances at any single bank may be in excess of the FDIC or SIPC insurance limit. The deposits are made with reputable financial institutions, and the Company does not anticipate realizing any losses from these deposits.

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

SFAS No. 142 requires goodwill and other indefinite-lived intangible assets to be tested for impairment at least on an annual basis and more often under certain circumstances, and written down by a charge to operations when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. During the year ended December 31, 2008, the Company modified its operating plans for its Cage Rage King of the Cage and Future Fight Productions, Inc. subsidiaries, due to their recent operating performances, and as a result recorded charges of approximately $7.2 million, $4.3 million and $2.3 million, respectively, to reduce the carrying value of goodwill and acquired intangible assets to their estimated fair values.

See Note 12 and 13 for impairment of goodwill and intangible assets during 2008.

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

Discontinued Operations

A discontinued operation is a component of an entity that either has been disposed of, or that is classified as held for sale, and (a) represents a separate major line of business or geographical area of operations; and (b) is a part of a single coordinated plan to dispose of a separate major line of business or geographical area of operations; or (c) is a subsidiary acquired exclusively with a view to resale.

Non-current assets held for sale and discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the consolidated financial statements and related notes for all years presented.  See Note 12 for separate disclosure of discontinued operations.

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

Loss per Share

The Company utilizes Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares include stock that would be issued on exercise of outstanding options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds. For the years ended December 31, 2008 and 2007, 34,322,957 and 35,375,997, respectively, potentially dilutive securities, which represent all the outstanding options and warrants, are excluded from the computation because they are anti-dilutive.

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

Note 3   Lifelogger LLC

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

In a letter agreement, effective November 30, 2006, between the Company and Orientations, the Company contracted Orientations to develop and market the acquired intellectual property assets. The Company pays Orientations a monthly amount equal to the aggregate of consulting fees, reimbursement of budgeted expenses, and the purchase of computer hardware as deemed necessary and approved by the Company’s management. The Company owns the computer hardware purchased. The cost of these purchased assets is included in fixed assets on the consolidated balance sheet. The parties may terminate the contract at any time without notice. For the years ended December 31, 2008 and December 31, 2007, the Company paid Orientations approximately $52,000 and $523,000, respectively, for consulting services. For the period from August 10, 2006 (inception) through December 31, 2006, the Company paid Orientations $228,986, consisting of consulting and related costs of $143,445, capital expenditures of $19,660, and an advance of $65,881. The Company expensed the consulting and related costs as the software was still under development as of December 31, 2006 and had not reached technological feasibility. Technological feasibility was reached on February 1, 2007.

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

For the year ended December 31, 2008, the Company recorded an impairment charge of approximately $4.3 million to reduce the carrying value of goodwill and acquired intangible assets from the KOTC acquisition to their estimated fair value. See Note 12 and 13 for impairment of goodwill and intangible assets during 2008.

Cage Rage

On September 12, 2007, the Company acquired the outstanding capital stock of two entities that promote MMA events: Mixed Martial Arts Promotions Limited, a British domiciled company (“MMAP”), and Mixed Martial Arts Productions Limited, a British domiciled company (“MMAD”) (collectively “Cage Rage”). The acquisition gave the Company an event promotion business in the United Kingdom.  The total purchase price was $8.6 million consisting of: $4,000,000 cash paid at closing, 500,000 shares of restricted common stock issued in October 2007, plus $100,398 of direct transaction costs and an additional $1,000,000 within three business days of the first anniversary of the closing of the transactions, as contemplated in the purchase agreement (subject to any offset for breach of warranty).   Management believes that the cessation of all operations in 2008, coupled with Cage Rage no longer a registered company in the United Kingdom and no further contact with the predecessor owners, satisfactorily resolves any and all issues between the parties.  The Company valued the common stock to be issued at $3.5 million, or $7.00 per share. The purchase price was allocated approximately $0.9 million to accounts receivable, $0.1 million to tangible assets, $1.7 million to amortizable intangible  assets, $3.8 million to non-amortizable intangible assets, $0.5 million to accounts payable and $2.6 million to goodwill

For the year ended December 31, 2008, the Company recorded an impairment charge of approximately $7.2 million to reduce the carrying value of goodwill and acquired intangible assets from the Cage Rage acquisition to their estimated fair value.  See Note 12 and 13 for impairment of goodwill and intangible assets during 2008.

Future Fight Productions, Inc.

On December 7, 2007, the Company acquired substantially all the assets of Future Fight Productions, Inc., (“ICON”) a promoter of MMA events primarily in Hawaii. The acquisition gives the Company additional promotion talent and access to fighters and venues. The assets acquired consisted primarily of a brand name. Additionally the owner of ICON signed a consulting contract with the Company to continue promoting ICON and other Company-run events. The total purchase price was $2.35 million consisting of: $350,000 cash paid at closing and 200,000 shares of restricted common stock, 100,000 of which were issued at closing and the remaining 100,000 are issuable over 3 years. The additional shares have not been issued.  Additionally, the Company was to issue, but has not issued, in three equal installments, 50,000 shares of restricted common stock in connection with the consulting agreement with the seller. The shares were valued at $10 per share. The purchase price was allocated approximately $0.4 million to amortizable intangible assets, $0.6 million to non-amortizable assets and $1.3 million to goodwill. The value of the shares to be issued for the consulting agreement, $500,000, will be recorded into expense ratably over the service period.

For the year ended December 31, 2008, the Company recorded an impairment charge of approximately $2.3 million to reduce the carrying value of goodwill and acquired intangible assets from the ICON acquisition to their estimated fair value. See Note 12 and 13 for impairment of goodwill and intangible assets during 2008.

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

The Company allocated purchase prices to amortizable intangible assets of $1.9 million to non-compete agreements (with a weighted average amortization period of 3.9 years), fighter contracts of $1.2 million (with a weighted average amortization period of 2 years), and $0.1 million to distribution contracts (with a weighted average amortization period of 2.4 years). The Company recorded amortization expense of approximately $1,029,000 and $356,000 these intangible assets during the years ended December 31, 2008 and December 31, 2007, respectively. As a result of the impairment of intangibles as of September 30, 2008 (Note 13), there will be no amortization expense after December 31, 2008.

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

The Company acquired approximately 54% of SpiritMC’s common stock. This ownership percentage will dilute down to approximately 32% when SpiritMC’s existing debt facility with a third party mandatorily converts to common stock at any time but no later than January 2010. The Company has one third of the seats on SpiritMC’s Board of Directors, and therefore will not exercise control over SpiritMC. The Company has also determined that it is not the primary beneficiary. As such, the Company accounts for the investment in SpiritMC using the equity method. The Company recorded a charge of approximately $514,000 and $152,000, representing the Company’s share of SpiritMC’s loss for the years ended December 31, 2008 and 2007, respectively. In 2008, The Company incurred an impairment change of $1.3 million related to this investment. See Note 12 and 13 for impairment of goodwill and intangible assets during 2008.

Note 5    Income Taxes

As a result of the Company’s losses, no income taxes were due for 2008 or 2007. The provision for income taxes was offset by an increase in the deferred tax asset valuation allowance.

As of January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption on FIN 48 did not have an effect on the net loss for the years ended December 31, 2008 and December 31, 2007.

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

The significant components of the Company’s net deferred tax asset at December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net operating loss	$17,943,000	$8,664,000
Options and warrants	5,598,000	2,428,000
Allowance for uncollectible accounts	176,000	107,000
Impairment charges	6,078,000	-
Accrued expenses	2,517,000	1,023,000
Valuation allowance	(32,312,000)	(12,222,000)
	$-	$-

In assessing the realizability of deferred tax assets of $32,312,000 and $12,222,000 at December 31, 2008 and 2007, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been recorded to offset the deferred tax assets as it is currently more likely than not that the assets will not be utilized. The valuation allowance increased approximately $20.1 and $10.5 million in the years ended December 31, 2008 and 2007, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2008 and 2007 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected benefit at 34%	$18,893,000	$9,223,000
State benefit, net of federal tax	2,642,000	1,499,000
Foreign tax benefit	(1,436,000)	(206,000)
Other	(9,000)	15,000
Change in valuation allowance	(20,090,000)	(10,531,000)
Benefit for income taxes	$-	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $41.7 million for federal tax purposes, expiring through 2028. In addition, the Company had net operating loss carryforwards of approximately $41.7 million for state tax purposes, which expire through 2018. However, a change in ownership could result in an “ownership change” under Internal Revenue Code Section 382 which restricts the ability of a corporation to utilize existing net operating losses. The Company also had net operating carryforwards of approximately $11.7 million for UK tax purposes that had been accumulated since acquisition of CageRage.

The Company is subject to Federal and state tax in the United States and tax in the United Kingdom. The tax years 2008, 2009 and 2010 of the parent company remain open to examination by the major taxing jurisdictions to which the Company is subject. The acquired subsidiaries may have earlier years subject to examination. The Company is not currently under examination by any tax authorities.

Note 6    Fixed Assets, Net

Fixed assets, net consisted of the following:

	December 31, 2008	December 31, 2007
Computer, office and video production equipment	$342,384	$535,581
Transportation equipment	26,702
Furniture and fixtures	340,717	325,481
Live event set costs	234,865	236,780
Leasehold improvements	232,835	231,335
Computer software	87,255	66,193
Internet domain names	30,527	28,280
Music Licenses	30,000	0
Website development costs	349,976	349,976
	1,675,261	1,773,626
Accumulated depreciation and amortization	(943,502)	(345,078)
	$731,759	$1,428,548

Note 7    Liabilities

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

Notes Payable - Showtime

The Company owed the following related to notes payable:	December 31, 2008	December 31, 2007
Note payable - Showtime due March 31, 2009	$1,822,086	$1,822,086
Note payable - Showtime due June 17, 2009	3,500,000
Note payable – Showtime due June 18, 2009	1,000,000
Original issue discount and warrant value, unaccreted portion	(297,474)
Accrued interest	317,954	-
Total	$6,342,566	$1,822,086

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

On September 10, 2008, the Company entered into a Senior Secured Note Purchase Agreement and related Documents with Showtime. Under the agreement the Company received the note proceeds of $1,000,000. The note bears interest at ten percent (10.0%) per annum, payable at maturity, and matures on June 18, 2009. The Note is secured by a first priority interest in the assets of the Company. The note agreement includes a covenant that the Company maintain a minimum unrestricted cash balance of $550,000. The Note and accrued interest may be repaid, in whole or in part, without penalty at any time prior to maturity. Mandatory repayment of the Note will be made from any license fees due to the Company under the Exclusive Distribution Agreement dated November 16, 2006 between the Company and Showtime.

See Note 14 for events subsequent to December 31, 2008.

Note 8    Commitments

We maintain our corporate office at 12121 Wilshire Blvd., Suite 1001, Los Angeles, CA 90025 under a long-term lease running through July 2012. Monthly rent payments began at $25,176 and escalate to $36,472.  See Note 14.

Year ending December 31,	Amount
2009	$422,000
2010	438,000
2011	490,000
2012	241,000
2013	22,000
Thereafter	80,000
$1,693,000

The Company incurred rent expense of approximately $1,302,000 and $349,000, respectively, for the years ended December 31, 2008 and 2007.

The Company entered into contracts with executives, key employees and consultants. These contracts call for following minimum annual payments:

Year ending December 31,	Amount
2009	$1,101,000
2010	878,000
2011	701,000
2012	226,000
$2,906,000

Additionally, some employment contracts include performance bonuses related to the operations of recently acquired businesses. In regards to the King of the Cage subsidiary, the Company pays a bonus equal to 20% of the subsidiary’s earnings before interest, taxes, depreciation and, amortization (“EBITDA”) in excess of specified amounts, escalating from $850,000 to $1.6 million for each of the twelve-month periods ending September 30, 2008 through 2012. In regards to the ICON asset purchase, the Company pays a bonus of $100,000 if the subsidiary’s EBITDA exceeds $196,000 for the twelve-month period ending November 30, 2008.  However, see Note 12 and 13.

Note 9    Litigation and Potential Claims

On December 14, 2006, the Company received a demand letter (the “Demand Letter”) from counsel for Wallid Ismail Promocoes E Eventos LTDA EPP and Wallid Ismail (collectively “Wallid”). The Demand Letter alleged that the Company entered into a “fully enforceable agreement” to compensate Wallid for allegedly assisting the Company in raising financing, and that the Company or its directors committed unspecified fraudulent acts, misappropriated Wallid’s “confidential and proprietary information,” and engaged in an “intentional and well-orchestrated scheme to wrongfully remove Wallid” as a principal of the Company. Wallid and the Company filed suits and countersuits in federal and state courts. On November 7, 2008, the Company settled the lawsuits.  The settlement required the issuance of 5,000,000 shares of the Company’s common stock cash payments of $650,000 within 60 days of the settlement.  In addition, a payment of $500,000 was due to Wallid on November 7, 2009. The $500,000 note could be settled in cash or 1,000,000 shares of the Company’s common stock.  In 2009, the Company issued 4,000,000 shares of its common stock and the remaining 1,000,000 shares were transferred to Wallid by former officers and directors out of shares that they owned.   The 4,000,000 shares of common stock were valued at $10,200,000. The Company recognized $11,350,000 as legal expense in general and administrative expenses in November 2008.  The $500,000 note was paid with cash of $256,694 plus issuing 6,000,000 shares of the Company’s common stock in 2011.

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

SHOWTIME Securities Purchase

On January 5, 2007, pursuant to a Securities Purchase Agreement the Company entered into with Showtime, the Company issued an aggregate of 1,666,667 units for $5 million in cash, each unit consisting of 3 shares of common stock and a three-year warrant to purchase 1 share of common stock at a per share exercise price of $2.00 to Showtime, at a per unit price of $3.00. The warrants were valued at $345,000. Additionally, the Company issued a seven-year warrant to purchase 2.5 million shares of common stock to Showtime at a per share exercise price of $2.00, as additional consideration of the exclusive distribution agreement entered into in November 2006. These warrants have been valued at $608,000 and are being amortized into operations over a three-year period commencing January 5, 2007. This warrant was written off in the fourth quarter of 2008 when the Company ceased operations.  The Showtime warrants were exercisable as of the date of grant.

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

Stock-Based Compensation

The Company adopted its 2006 Stock Option Plan and amended the plan in 2007, reserving a total of 8,000,000 shares. The plan provides for the issuance of statutory and non-statutory stock options to employees, directors and consultants, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options granted under the plan generally vest quarterly over four years and have a life of 10 years. As of December 31, 2008, options to purchase 4,420,680 shares of common stock had been granted under these plans.

The Company accounts for stock-based compensation arrangements with its employees, consultants and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period. For the years ended December 31, 2008 and 2007, the Company incurred approximately $5.0 million and $1.0 million, respectively, of expense related to stock based compensation under this plan and approximately $2.4 million and $3.7 million respectively, of expense related to warrants.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards with the assumptions noted in the following table.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Risk-free interest rate	1.84- 3.41%	4.07- 5.09%
Expected life, in years	.7 – 1.6	5.0 - 6.5
Expected volatility	96%	60% - 96%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the years ended December 31, 2008 and 2007:

	Plan Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,570,000		$2.00
Granted	3,745,000		$3.00
Expired	-		$-
Cancelled	-		$-
Forfeited	(364,014)		$2.00
Exercised	(75,127)		$2.01
Outstanding at December 31, 2007	4,875,859		$2.77
Granted	1,450,000		$2.03
Cancelled	(5,809)		$2.00
Forfeited	(2,149,230)		$2.68
Exercised		$
Outstanding at December 31, 2008	4,170,820		$2.42
Exercisable as of December 31, 2008	3,285,701		$2.37

At December 31, 2008 there was approximately $1.6 million of unrecognized compensation cost related to non-vested options, which is being expensed over future years.

At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was approximately $181,000 and $144,000, respectively.  The weighted average grant date fair value of options granted during 2008 was $1.23 per share.  The weighted average remaining life of outstanding and exercisable options was 2.8 and 1.9 years, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the year then ended is presented below:

Shares
December 31, 2007	3,494,965
Granted	1,450,000
Vested	(1,760,938)
Forfeited / Expired	(2,298,908)
December 31, 2008	885,119

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

On March 3, 2008 the Company granted stock options to an officer to purchase 1,000,000 shares of common stock at $2.00 per share.  The options vest over 23 months and have an exercise price of $2.00.  The fair value of the options at the date of the grant was approximately $1.5 million and is being amortized on a straight-line basis over the vesting period.

During the quarter ended March 31, 2008, the Company granted 10,000 options to an employee. The option grant had an exercise price of $7.01, vests over four years and has a term of 10 years. The aggregate fair value of these options at the dates of grant was approximately $12,000 and is being amortized on a straight-line basis over the vesting period.

During the quarter ended June 30, 2008, the Company granted 295,000 options to employees in individual grants ranging from 20,000 to 100,000 options, with exercise prices of $2.00, vesting over three to four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $0.4 million and is being amortized on a straight-line basis over the vesting period.

During the quarter ended September 30, 2008, the Company granted 120,000 options to employees in individual grants ranging from 20,000 to 100,000 options, with exercise prices of $2.00, vesting over four years and terms of 10 years. The aggregate fair value of these options at the dates of grant was approximately $0.1 million and is being amortized on a straight-line basis over the vesting period.

There were no options granted during the quarter ended December 31, 2008.

Warrants

The Company uses a Black-Scholes option pricing model to estimate the fair value of warrants with the assumptions noted in the following table.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Risk-free interest rate	1.87- 2.71%	3.91% - 5.11%
Expected life, in years	1.5 – 3.1	1.5 - 6.0
Expected volatility	96%	60% - 96%
Dividend yield	0.0%	0.0%

The following table represents warrant activity for the years ended December 31, 2008 and December 31, 2007:
	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	10,453,333	$1.92
Granted	27,123,310	$3.64
Expired	(5,000)	$3.00
Exercised	(7,071,506)	$4.53
Outstanding at December 31, 2007	30,500,137	$2.85
Granted	4,817,000	$2.60
Expired	(47,917)	$4.96
Exercised	(4,750,000)	$2.00
Forfeited	(617,083)	$7.20
Outstanding at December 31, 2008	29,902,137	$2.90
Exercisable at December 31, 2008	12,310,887	$3.01

At December 31, 2008, the aggregate intrinsic value of warrants outstanding and exercisable was approximately $1.6 million and $1.4 million, respectively.  The weighted average remaining useful life of outstanding and exercisable warrants was 4.1 and 3.9 years, respectively.  The weighted average grant date fair value of warrants granted in 2008 was approximately $1.16 per share.  The total intrinsic value of warrants exercised in 2008 was approximately $12 million.

At December 31, 2008 there was approximately $24.1million of unrecognized cost related to non-vested warrants (including approximately $23.7 million of unrecognized cost related to Burnett warrant tranches three through nine, which is discussed below), which is being expensed over future years.

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

During the quarter ended March 31, 2008, the Company issued 4,000,000 warrants with exercise prices of $2.00 to Showtime, as discussed above. In addition, Showtime exercised on a cashless basis 2.0 million warrants at $2.00 per share for 2,000,000 shares of common stock.  Also during the quarter ended March 31, 2008, the Company’s placement agent for prior financings exercised on a cashless basis 2.75 million warrants at $2.00 per share for 2,016,667 shares of common stock. In addition, during the quarter ended March 31, 2008 the Company issued 289,500 warrants with exercise prices ranging from $5.00 to $7.01 to consultants for services.  The value of the warrants issued to the consultants was approximated $568,000. The value of these warrants is being expensed over the service periods ranging from one month to four years.

During the quarter ended June 30, 2008, the Company issued 100,000 warrants with exercise prices of $0.01 per share to Showtime.

During the quarter ended June 30, 2008 the Company issued 300,000 warrants with exercise prices ranging from $7.01 to $8.00 to consultants for services.  The value of the warrants issued to the consultants was approximated $294,000.  The value of these warrants is being expensed over the service periods ranging from sixteen to twenty five months.

Burnett Warrants

Effective June 15, 2007 (and as amended on June 28, 2007) and June 1, 2008, the Company entered into an agreement (the "Series Agreement") with JMBP, Inc. ("MBP"), wholly-owned by Mark Burnett ("Burnett") in connection with a possible television series involving mixed martial arts ("Series"). It is anticipated that, as a condition to involvement in the Series, each of the Series contestants will sign a separate agreement with the Company or an affiliate of the Company for services rendered outside of the Series. MBP will own all rights to the Series. The Company and MBP will jointly exploit the Internet rights in connection with the Series on ProElite.com and other websites controlled by ProElite.com. The Company will be entitled to a share of MBP's Modified Adjusted Gross Proceeds, as defined. Subject to specified exceptions, MBP and Mark Burnett have agreed to exclusivity with respect to mixed martial arts programming. The term of the Agreement extends until the earlier of the end of the term of the license agreement with the broadcaster of the Series (the “License Agreement”) or the failure of MBP to enter into a License Agreement by June 15, 2008.

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
Date of execution of a License Agreement During the quarter ended March 31, 2008, the Company issued 4,000,000 warrants with exercise prices of $2.00 During the quarter ended March 31, 2008, the Company issued 4,000,000 warrants with exercise prices of $2.00 to Showtime, as discussed above. Also during the quarter ended March 31, 2008, the Company’s placement agent for prior financings exercised on a cashless basis 2.75 million warrants at $2.00 per share for 2,016,667 shares of common stock.

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

The value of the warrants under the June 1, 2008 amendment was calculated as approximately $2,637,000 for tranche one and $2,880,000 for tranche two using a Black-Scholes option pricing model with the following assumptions: expected term of 3 years (for tranche one) and from 3 to 4 years (for separate 500,000 vesting blocks of tranche two), expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The value of the tranche one warrants was charged to expense in June 2007. The value of the tranche two warrants is being amortized to expense over the vesting period of each 500,000 warrant vesting block (i.e., from 1 to 4 years).

The value of warrants in tranches three through nine was calculated as approximately: $3.7 million (tranche three), $1.8 million (tranche four), $1.8 million (tranche five), $3.6 million (tranche six), $7.2 million (tranche seven), $3.6 million (tranche eight), and $1.8 million (tranche nine) or approximately $23.5 million in aggregate. The values were calculated using a Black-Scholes option pricing model with an expected term of 6 years, expected volatility of 60%, risk-free interest rate of 4.7% and dividend yield of 0%. The Company will begin expensing the value of these tranches once there is a reasonable likelihood of achieving the performance criteria of each tranche (as described above) and would be based on the current values at that time. At December 31, 2008 and 2007, the Company recognized no expense related to tranches three through nine.

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

On September 10, 2008, the Company entered into a Senior Secured Note Purchase Agreement and related Documents with Showtime. Under the agreement the Company received the note proceeds of $1,000,000. The note bears interest at ten percent (10.0%) per annum, payable at maturity, and matures on June 18, 2009.

During the quarter ended March 31, 2008, the Company issued 4,000,000 warrants with exercise prices of $2.00 to Showtime. In addition, Showtime exercised 2.0 million warrants at $2.00 per share for 2,000,000 shares of common stock.  Also during the quarter ended March 31, 2008, the Company’s placement agent for prior financings exercised on a cashless basis 2.75 million warrants at $2.00 per share for 2,016,667 shares of common stock

On February 21, 2008, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share was issued to Showtime.  The warrant was valued at 2.3 million and was charged to cost of revenue during 2008.

The Company earns revenue from and incurs expenses to Showtime/CBS in connection with this agreement. During the years ended December 31, 2008 and December 31, 2007, the Company recorded revenue of approximately $3.5 million and $0.2 million, respectively.  During the years ended December 31, 2008 and December 31, 2007, the Company incurred approximately $0.6 million and $2.9 million of television production expenses charged by Showtime to the Company or paid by the Company to Showtime/CBS, respectively.

The Company entered into a three-year term consulting agreement and pays a monthly fee of $30,000 to Santa Monica Capital Partners II (“SMCP”) for services relating to strategic planning, investor relations, acquisitions, corporate governance and financing. The monthly fee was subsequently increased to $31,500 as of October 1, 2007 and $33,075 as of October 1, 2008. SMCP is a shareholder in the Company and is partially-owned by Directors of the Company. Beginning as of August 1, 2008 SMCP agreed to defer payment on the monthly fees and $162,225 was owed as of December 31, 2008.  During the years ended December 31, 2008 and 2007, the Company was charged $382,725 and $390,000, respectively.  The Company also incurred costs of approximately $139,000 and $200,000, respectively, for services paid on behalf of SMCP.

The Company engaged Orientation Networks, a company partially owned by stockholders of the Company, to provide computer programming services.  During the years ended December 31, 2008 and 2007, the Company was charged approximately $52,000 and $523,000, respectively, for these services.

In 2007, the Company engaged in a dual branded advertising and promotion campaign with a company partially owned by stockholders of the Company.  The Company incurred charges amounting to $40,000 for this campaign.

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

Note 12     Discontinued Operations

Effective October 20, 2009, Management with Board ratification, decided to close or sell all operations.  As of October 28, 2008 management had a disposal or sale plan for all of the operations.

The results of King of the Cage have been included as discontinued operations and are as follows:

	Year Ended	Year Ended
	12/31/2008	12/31/2007

Net revenues	$1,738,706	$799,893
Cost of revenues	1,395,054	553,773
Gross profit (loss)	343,652	246,120
Operating expenses	650,262	296,200
Impairment charge	4,268,344	-
Other income (expense)	-	30
Income (loss) from discontinued operations before income taxes	(4,574,954)	(50,110)
Income taxes	-	-
Income (loss) net of tax	(4,574,954)	(50,110)
Gain on sale	-	-
Results from discontinued operations net of income taxes	$(4,574,954)	$(50,110)
Impact on company’s income (loss) per share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00

The results of Cage Rage included as discontinued operations are as follows:

	Year Ended	Year Ended
	12/31/2008	12/31/2007

Net revenues	$1,518,453	$521,065
Cost of revenues	2,157,676	1,412,236
Gross profit (loss)	(639,223)	(891,171)
Operating expenses	2,391,291	583,465
Impairment charge	7,226,725	-
Other income (expense)	2,917	(1,498)
Income (loss) from discontinued operations before income taxes	(10,254,322)	(1,476,134)
Income taxes	-	-
Income (loss) net of tax	(10,254,322)	(1,476,134)
Gain on sale	-	-
Results from discontinued operations net of income taxes	$(10,254,322)	$(1,476,134)
Impact on company’s income (loss) per share:
Basic	$(0.19)	$(0.03)
Diluted	$(0.19)	$(0.03)

The results of ProElite operations included as discontinued operations are as follows:

	Year Ended	Year Ended
	12/31/2008	12/31/2007

Net revenues	$9,303,248	$3,970,612
Cost of revenues	14,576,039	10,722,369
Gross profit (loss)	(5,272,791)	(6,751,757)
Operating expenses	1,299,434	1,613,824
Impairment charge	2,274,834	-
Other (income) expense	-	-
Income (loss) from Continued operations before income taxes	(8,847,059)	(8,365,581)
Income taxes	-	-
Results from discontinued operations net of income taxes	$(8,847,059)	$(8,365,581)
Impact on company’s (loss) per share:
Basic	$(0.16)	$(0.18)
Diluted	$(0.16)	$(0.18)

Note 13       Impairment of Goodwill and Intangible Assets

In 2008 the Company incurred impairment charges of $1.5 million related to its investment in Entlian Corporatione.  There were no impairment charges in 2007.  The Company also recognized impairment charges of $12.7 million that are reported in discontinued operations.

Note 14    Subsequent Events

On October 20, 2008, management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital.  All entities and transactions related to these operations have been reported as discontinued operations in the financial statements.

On February 5, 2009, CBS and Showtime entered into a General Mutual Release and Termination Agreement (the “Release and Termination Agreement”) with the Company and certain of its subsidiaries pursuant to which the parties agreed to a mutual release and termination of any and all claims, agreements, debts, liens, damages or liabilities of any nature, now existing or hereafter arising, including, without limitation, termination of the Distribution Agreement, the Note Purchase Agreement and the Security Agreement and cancellation of all indebtedness of the Company to Showtime under the promissory notes dated December 17, 2007 (as amended June 17, 2008), June 18, 2008 and September 10, 2008. Notwithstanding the foregoing, the Release and Termination Agreement excluded certain matters which shall continue in full force and effect.  Under the agreement, the Company will record a gain resulting from debt forgiveness in the first quarter of 2009.

On February 5, 2009, ProElite, Inc. (the “Company”) and its wholly-owned subsidiary, EliteXC Live (together with the Company, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from the Sellers certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets.Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  The license fee is payable to the Sellers until February 28, 2012, subject to limited extensions. The Purchase Agreement contains typical representations and warranties by the Sellers regarding the Sellers’ business, operations and financial condition.  Each party agreed to indemnify the other party for breaches of representations, warranties, and covenants, subject to certain limitations. In connection with the closing of the transactions under the Purchase Agreement, the Sellers also entered into certain non-exclusive license agreements with Strikeforce, pursuant to which Strikeforce will license from the Sellers certain trademarks and other specified intellectual property.  As a result of the Purchase Agreement, the Company is entitled to receive license fee income on certain Strikeforce productions through the first quarter of 2012.  Due to the sale, the Company will recognize a gain on sale of assets in the first quarter of 2009.

As of April 20, 2009, the Company terminated its lease agreement for its corporate office space, surrendered the leasehold improvements with a net book value of approximately $319,000 and entered into a new agreement with the landlord for a three month lease term with monthly renewal options.  The base rent is $8,000 per month.  The Company had no obligation under the previous lease agreement.

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

On July 9, 2009, the Company, Mark Burnett and his affiliate JMPB, Inc. entered into a Settlement Agreement and Mutual Release. Under the release, the parties terminated the following agreements between them, except as to certain limited provisions: (1) an agreement related to a reality television series then-entitled “Mixed Martial Arts Reality Show” (a/k/a “Bully Beatdown”); (2) a Subscription Agreement and together with certain other parties, an Investor Rights Agreement; (3) a warrant issued to Burnett dated as of May 17, 2007 (as amended, the “Warrant”); (4) an Amendment to Warrant and Related Agreements (“First Underlying Amendment”) as of June 28, 2007, and (5) a Second Amendment to Warrant and Related Agreements (“Second Underlying Amendment”) as of June 1, 2008 (the Underlying Agreement, Subscription Agreement, Investor Rights Agreement, Warrant, First Underlying Amendment and Second Underlying Amendment are collectively referred to herein as the “Underlying Documents”). The terminated agreements principally related to the Company’s prior rights with respect to the exploitation and development of the Series, and equity rights arising from the Warrant and related investor rights. In addition, the parties settled and resolved fully and finally any and all grievances, disputes, controversies, differences, and claims between the parties arising out of or relating to the Underlying Documents that exist or may exist between them, as of the date of the release.

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

On August 31, 2010, the Company agreed to issue an additional 6,000,000 shares of the Company's common stock to Wallid Ismail in order to settle a dispute arising from the late payment of monies owed to Mr. Ismail under a settlement agreement dated November 7, 2008.  These shares were issued in 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProElite, Inc.

Date: November 18, 2011	By:	/s/ Paul Feller
Paul Feller
Chief Executive Officer and Chairman of the Board

Date: November 18, 2011	By:	/s/ Charles R. Bearchell
Charles R. Bearchell
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug DeLuca	Director	November 18, 2011
Doug DeLuca

/s/ Glen Golenberg	Director	November 18, 2011
Glen Golenberg

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1
Share Exchange Agreement dated as of October 3, 2006 among the Company, Santa Monica Capital Partners II, LLC, Douglas DeLuca, Gary Shaw, Lifelogger, LLC, Pro Camp Enterprises LLC, Jarred Shaw, Hunter World Markets, Inc., and David Ficksman. (1)

4.1	Amendment to Warrant and Related Agreements by and between JMBP, Inc., Mark Burnett and ProElite, Inc. dated June 28, 2007. (3)

4.2	Form of Warrant issued to Mark Burnett on June 15, 2007. (2)

4.3	Form of Investor Warrant dated as of June 29, 2007. (3)

4.4	Form of Registration Rights Agreement dated as of June 29, 2007 between ProElite, Inc. and the Purchasers named therein and Hunter World Markets, Inc. (3)

4.5	Placement Agent Warrant issued to Hunter World Markets, Inc. dated as of June 29, 2007. (3)

4.6	Form of Lock-Up Agreement. (5)

4.7	Form of Vested Warrant issued to CBS Entertainment dated February 22, 2008.

4.8	Form of Broadcast Warrant issued to CBS Entertainment dated February 22, 2008.

10.1	Form of Securities Purchase Agreement dated as of June 29, 2007, by and among ProElite, Inc. and the Purchasers named therein. (3)

10.2	Placement Agent Agreement dated as of June 25, 2007, between ProElite, Inc. and Hunter World Markets, Inc. (3)

10.3	Form of Agreement between Company and Selling Shareholder. (5)

10.4	Waiver and Amendment to Registration Rights Agreement, dated as of June 27, 2007. (4)

10.5	Investment Agreement dated August 24, 2007, by and among ProElite, Inc., Entlian Corporation and CJ Media Inc. (7)

10.6	Purchase Agreement dated September 11, 2007, by and among ProElite, Inc., Belgravia Entertainment International Limited and John Faraday. (6)

10.7	Stock Purchase Agreement dated as of September 11, 2007, by and among ProElite, Inc., King of the Cage, Inc., and the shareholders of King of the Cage. (6)

10.8	Employment Agreement dated as of September 11, 2007, by and between ProElite, Inc and Terry Trebilcock. (6)

10.9	Stock Pledge Agreement dated as of September 11, 2007, between ProElite, Inc., as pledgor and Terry Trebilcock and Juliemae Trebilcock, as pledges. (6)

10.10	Asset Purchase Agreement dated as of September 21, 2007, by and among ProElite, Inc., Future Fight Productions, Inc., and the shareholders of Future Fight Productions, Inc. (8)

10.11	Amendment to Asset Purchase Agreement, dated December 7, 2007, by and among ProElite, Inc., Future Fight Productions, Inc., Thomas Jay Thompson and Odd Haugen. (9)

10.12	Consulting Agreement, dated December 7, 2007, by and among ProElite, Inc., FFP, Inc. and Thomas Jay Thompson. (9)

10.13	Subscription Agreement dated as of February 22, 2008 between ProElite, Inc. and Showtime Networks Inc. (10)

10.14	Investor Rights Amendment dated as of February 22, 2008 between ProElite, Inc. and Showtime Networks Inc. (10)

10.15	CBS Broadcast Agreement. (11) Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with the Company’s registration statement on Form SB-2, originally filed on January 7, 2007 and declared effective on May 14, 2007.

(2)	Previously filed on June 18, 2007 with the current report on Form 8-K.

(3)	Previously filed on July 18, 2007 with the current report on Form 8-K.

(4)	Previously filed on July 16, 2007 with the current report on Form 8-K.

(5)	Previously filed in connection with the Company’s registration statement on Form SB-2, originally filed on August 24, 2007 and declared effective on September 5, 2007.

(6)	Previously filed on September 17, 2007 with the current report on Form 8-K.

(7)	Previously filed on September 21, 2007 with the current report on Form 8-K.

(8)	Previously filed on November 19, 2007 with the quarterly report on Form 10-Q.

(9)	Previously filed on December 13, 2007 with the current report on Form 8-K.

(10)	Previously filed on February 28, 2008 with the current report on Form 8-K.

(11)	Previously filed on April 15, 2008 with the annual report on Form 10-K.